Form 10-Q
period 1994-09-30
BALCOR COLONIAL STORAGE INCOME FUND 86
filed 1994-11-15
CIK 795748

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 1994
                                                   OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to



Commission file number:  0-15639



                    Balcor/Colonial Storage Income Fund - 86

             (Exact name of registrant as specified in its charter)


               Illinois                                36-3435425
   (State or other jurisdiction of      (I.R.S. Employer Identification Number)
   incorporation or organization)


              Balcor Plaza
            4849 Golf Road
             Skokie, Illinois                             60077
     (Address of principal executive                    (Zip Code)
                 offices)


Registrant's telephone number, including area code (708) 677-2900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No     .

                    Balcor/Colonial Storage Income Fund - 86
                       (An Illinois Limited Partnership)
                                Balance Sheets
                    September 30, 1994 and December 31, 1993

                                                        1994
                                                     (Unaudited)        1993
Assets
  Cash and cash equivalents                         $ 3,172,069      2,648,551
  Accounts receivable, net of allowance for doubtful
       accounts of $25,051 at September 30, 1994 and
       $23,136 at December 31, 1993                      67,941         82,903
  Accrued interest receivable                               430          5,639
  Other                                                 142,741        131,621
                                                      3,383,181      2,868,714
  Mini-warehouse facilities, at cost:
   Land                                              16,925,647     16,925,647
   Buildings                                         36,390,165     36,184,971
   Furniture, fixtures, and equipment                   791,498        757,211
                                                     54,107,310     53,867,829
    Less accumulated depreciation                    10,738,484      9,614,572
   Mini-warehouse facilities, net of accumulated
     depreciation                                    43,368,826     44,253,257
                                                    $46,752,007     47,121,971

Liabilities and Partners' Capital
  Accounts payable                                  $     9,024         18,149
  Due to affiliates                                      84,007         51,913
  Accrued liabilities, principally real estate taxes    556,808        394,271
  Security deposits                                      97,382        130,736
  Deferred income                                       347,188        322,628
  Total liabilities                                   1,094,409        917,697
    Partners' capital (256,904 Limited Partnership
       Interests issued and outstanding)             45,657,598     46,204,274
                                                    $46,752,007     47,121,971

See accompanying notes to financial statements.

                    Balcor/Colonial Storage Income Fund - 86
                       (An Illinois Limited Partnership)
                              Statements of Income
      For the Three Months and Nine Months Ended September 30, 1994 and 1993
                                  (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                      September 30,          September 30,
                                   1994        1993       1994          1993
Income:
   Rental                     $ 2,195,791    2,002,232    6,287,895   5,730,047
   Interest on short term
    investments                    34,408       13,049       62,925      40,092
                                2,230,199    2,015,281    6,350,820   5,770,139

    Expenses:
      Property operating          595,413      613,989    1,720,475   1,662,829
      Depreciation and
        amortization              375,292      414,338    1,123,912   1,311,098
      Property management
        fees                      122,214      115,308      358,409     332,503
      General and
        administrative             82,273       76,928      295,859     258,470
                                1,175,192    1,220,563    3,498,655   3,564,900
    Net income                $ 1,055,007      794,718    2,852,165   2,205,239

    Limited Partners' share
       of net income ($4.07
       and $3.06 per Interest
       for the three months
       ended September 30,
       1994 and 1993,
       respectively, and
       $10.99 and $8.50 per
       Interest for the nine
       months ended
       September 30, 1994 and
       1993, respectively)    $ 1,044,457      786,771    2,823,643   2,183,187
    General Partners' share
       of net income               10,550        7,947       28,522      22,052
                              $ 1,055,007     794,718     2,852,165   2,205,239

    Distributions to Limited
       Partners ($4.44 and
       $4.26 per Interest for
       the three months ended
       September 30, 1994 and
       1993, respectively,
       and $13.23 and $12.72
       per Interest for the
       nine months ended
       September 30, 1994 and
       1993, respectively)    $ 1,140,654   1,094,411     3,398,841   3,267,818

See accompanying notes to financial statements.

                    Balcor/Colonial Storage Income Fund - 86
                       (An Illinois Limited Partnership)
                            Statements of Cash Flows
            For the Nine Months Ended September 30, 1994 and 1993
                                  (Unaudited)

                                                         1994            1993
  Operating activities:
    Net income                                     $ 2,852,165
       2,205,239
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization               1,123,912        1,311,098
         Net change in:
           Net accounts receivable                      20,171            2,014
           Other assets                                (11,120)         (97,245)
           Accounts payable                             (9,125)          (6,250)
           Due to affiliates                            32,094            7,456
           Accrued liabilities                         162,537           94,600
           Security deposits                           (33,354)             270
           Deferred income                              24,560           24,154
           Net cash provided by operating
              activities                             4,161,840        3,541,336

  Investing activities:
    Additions to mini-warehouse facilities            (239,481)        (263,300)
    Net cash used in investing activities             (239,481)        (263,300)

  Financing activities:
    Distributions to Limited Partners               (3,398,841)      (3,267,818)
      Net cash used in financing activities         (3,398,841)      (3,267,818)

  Net change in cash and cash equivalents              523,518           10,218
  Cash and cash equivalents at beginning of period   2,648,551        2,611,021
  Cash and cash equivalents at end of period       $ 3,172,069        2,621,239

See accompanying notes to financial statements.

                    Balcor/Colonial Storage Income Fund - 86
                       (An Illinois Limited Partnership)
                         Notes to Financial Statements




1)  Summary of Significant Accounting Policies
    In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are ofa normal and recurring nature.


2)  Transactions with Affiliates
    The Partnership has an agreement with an affiliate of Colonial Storage 86, Inc., to supervise and direct the business and affairs associated with the mini-warehouse and office/warehouse facilities for fees of 6% and 5%, respectively, of the gross revenues of the facilities.
    Fees and expenses paid and payable by the Partnership to affiliates for the quarter and nine months ended September 30, 1994, are:
                                             Paid                   Payable
                                    Quarter       Nine Months
Property management fees         $  122,334         356,250          40,303
General and administrative
  expenses                       $   39,265         143,258          43,704

       The General Partners are entitled to 10% of Net Cash Receipts available for distribution, subject to subordination in the periods following the termination of the offering, which from the inception of the offering through September 30, 1994, totaled approximately $3,339,000, of which $3,002,000 is subordinated.


3)     Subsequent Event
       In October 1994, the Partnership paid $1,197,172 to the Limited Partners representing the quarterly distribution for the third quarter of 1994.

                    Balcor/Colonial Storage Income Fund - 86
                       (An Illinois Limited Partnership)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS




Balcor/Colonial Storage Income Fund - 86 (the "Partnership") is a limited partnership formed in May 1986. The principal purpose of the Partnership is to acquire, develop, own, maintain, operate, lease, and hold for capital appreciation and current income mini-warehouse facilities offering storage space for business and personal use and office/warehouses offering a combination of office and commercial warehouse space. The Partnership raised $64,226,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire 24 mini-warehouse facilities. The Partnership continues to own and operate these 24 mini-warehouse facilities.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.


Operations
Summary of Operations

Improved market conditions in cities where many of the Partnership's properties are located as well as an ongoing capital improvement program were primarily responsible for the increase in net income generated by the Partnership in the quarter and nine months ending September 30, 1994 as compared to the same periods in 1993. No material events occurred in 1993 or 1994 which significantly impacted the net income of the Partnership. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993

Rental income and accordingly property management fees increased for the quarter and nine months ended September 30, 1994 as compared to the same periods in 1993 due to increased occupancy levels and rental rates at certain of the Partnership's mini-warehouse facilities, particularly those located in Georgia and the Eastern and Florida regions.

As a result of an increase in funds available for investment, interest income on short-term investments increased during the quarter and nine months ended September 30, 1994 as compared to the same periods in 1993.

Higher payroll and maintenance expenses resulted in an increase in property operating expenses for the nine months ended September 30, 1994 as compared to the same period in 1993. Payroll expenses increased due to an increase in incentive payments to property managers. Maintenance increased primarily due to increased snow removal expenses in the first quarter at the Wisconsin and Illinois locations. These increases were partially offset by a decrease in real estate taxes and advertising.
Amortization costs were fully amortized during 1994 resulting in a reduction in depreciation during the quarter and nine months ended September 30, 1994 as compared to the same periods in 1993.

Higher payroll and portfolio management fees resulted in an increase in general and administrative expenses for the quarter and nine months ended September 30, 1994 as compared to the same period in 1993.

Liquidity and Capital Resources
The cash or near cash position of the Partnership increased from December 31, 1993 to September 30, 1994. The Partnership's cash flow provided by operating activities in the first half of 1994 was generated primarily by the operations of the mini-warehouse properties and interest income earned on the Partnership's short-term investments, which was partially offset by administrative expenses. This cash flow was used in investing activities to make capital improvements to the properties and in financing activities to provide distributions to the Limited Partners.

In October 1994, the Partnership paid $l,197,172 ($4.66 per Interest) to the Limited Partners, representing the distribution for the third quarter of 1994. Quarterly distributions increased from $4.44 per Interest for the first and second quarters of 1994 to $4.66 per Interest for the third quarter due to improved operating results at several of the Partnership's mini-warehouse facilities. The General Partners believe the cash generated from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future cash distributions to Limited Partners will be dependent upon the amount of cash flow generated by the Partnership's properties as to which there can be no assurance. Pursuant to the Partnership Agreement, the General Partners are entitled to 10% of Net Cash Receipts available for distribution, subject to certain subordinations in the periods following the termination of the offering. From the inception of the offering through September 30, 1994, the General Partners' share of Net Cash Receipts totaled approximately $3,339,000 of which $3,002,000 is subordinated. The General Partners are entitled to receive such subordinated amounts only from distributed Net Cash Proceeds after certain subordinates levels are met.

The General Partners intend to retain on behalf of the Partnership cash reserves deemed adequate to meet working capital requirements as they may arise.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs, which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.
                    Balcor/Colonial Storage Income Fund - 86
                        (An Illinois Limited Partnership)

                          Part II - Other Information




Item 6.       Exhibits and Reports on Form 8-K

             (a)    Exhibits:

                    (4)   Form of Subscription Agreement previously filed as
                          Exhibit 4.1 included in the amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated October 10, 1986 (Registration No. 33-6669) and Form of Confirmation regarding Interst in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1993 (Commission File No. 0-15639) are incorporated herein by reference.

                    (27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.


             (b)    Reports on Form 8-K:

                    There were no reports filed on Form 8-K during the quarter ended September 30, 1994.
SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Balcor/Colonial Storage Income Fund -86



                                       By:  /s/ Thomas E. Meador

                                            Thomas E. Meador,
                                            President and Chief Operating
                                            Officer (Principal Operating
                                            Officer) of Balcor Storage
                                            Partners-86, a General Partner




                                       By:  /s/ Allan Wood

                                            Allan Wood,
                                            Executive Vice President and
                                            Chief Accounting and Financial
                                            Officer (Principal Accounting
                                            and Financial Officer) of Balcor
                                            Storage Partners-86, a General
                                            Partner





                                       By:  /s/ James Pruett

                                           James Pruett,
                                           President and Director of
                                           Colonial Storage 86, Inc., a
                                           General Partner






                                       By:  /s/ James N. Danford

                                           James N. Danford,
                                           Secretary/Treasurer (Principal
                                           Financial and Accounting
                                           Officer) of Colonial Storage 86,
                                           Inc., a General Partner


Date:  November 11, 1994