Form 10-K
BALCOR COLONIAL STORAGE INCOME FUND 86
filed 1995-03-31
CIK 795748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994
                                      OR
                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from            to

Commission File Number:  0-15639

                   Balcor/Colonial Storage Income Fund - 86
           (Exact name of registrant as specified in its charter)

                 Illinois                                       36-3435425
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)


               Balcor Plaza
    4849 Golf Road, Skokie, Illinois                               60077
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (708) 677-2900

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: Limited
                                                     Partnership Interests
                                                         Title of class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                   X

                                    PART I

Item 1.    Business

Balcor/Colonial Storage Income Fund - 86 (the "Registrant") is a limited partnership formed in May 1986 under the laws of the State of Illinois, which raised $64,226,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of income-producing mini-warehouse and office/warehouse facilities, and all financial information included in this report relates to that industry segment.

The principal purpose of the Registrant is to acquire and develop, own, maintain, operate, lease and hold for capital appreciation and current income, mini-warehouse facilities offering storage space for business and personal use and office/warehouses offering a combination of office and commercial warehouse space. The Registrant acquired four mini-warehouse properties in 1986 and seven mini-warehouse properties in 1987, from affiliates of one of the General Partners. In addition, the Registrant acquired from non-affiliated entities four mini-warehouse facilities in 1987 and nine mini-warehouse facilities in 1988.

The Partnership Agreement provides that the proceeds of any sale, financing, or refinancing, will not be reinvested in new acquisitions, except that net proceeds may be used to purchase or finance improvements or additions to the Registrant's properties.

The real estate industry continues to experience cyclical downturns in many cities and regions of the country. Historically, real estate investments have experienced the same cyclical characteristics affecting most other types of long-term investments. While real estate values have generally risen over time, the cyclical character of real estate investments, together with local, regional, and national market conditions, has resulted in periodic devaluation of real estate in particular markets. In light of the competitiveness in the rental markets, the General Partners' goals have been to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvements.

The Registrant, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partners are not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers, directors, and employees of Balcor Storage
Partners-86 and Colonial Storage 86, Inc., the General Partners of the Registrant, and their affiliates perform certain services for the Registrant. The Registrant currently has 18 full time and 45 part-time employees engaged in its operations.

Item 2.    Properties

As of December 31, 1994, the Registrant owns the properties described below:

                                                     Net
                                                  Rentable
                                 Land               Area               No. of
                                 Area              (Square            Rentable
   Location                     (Acres)             Feet)              Spaces

201 Cobb Parkway
Marietta, Georgia                  3.1              47,980               431

6390 Winchester Road
Memphis, Tennessee                 2.3              39,444               360

5675 Summer Avenue
Memphis, Tennessee (1)             2.4              46,010               377

2064 Briarcliff
Atlanta, Georgia (2)               2.8              45,700               174

4333 Jackson Drive
Garland, Texas                     3.1              72,572               612

321 East Buckingham Road
Garland, Texas                     2.1              40,701               299

3218 South Garnett Road
Tulsa, Oklahoma                    3.7              57,540               464

5708 Fort Caroline Road
Jacksonville, Florida              3.7              67,925               768

3401 Avenue K
Plano, Texas (3)                   4.7              87,654               897

4301 and 4324 Poplar Level Road
Louisville, Kentucky               4.2              81,982               798

2719 Morse Road
Columbus, Ohio                     4.3              62,190               518

5036 Cleveland Avenue
Fort Myers, Florida                5.0              65,086               583

3281 Western Branch Boulevard
Chesapeake, Virginia               5.5              75,201               747

2300 Kangaroo Drive
Durham, North Carolina             4.0              47,502               657

28 W 650 Roosevelt Road
Winfield, Illinois (4)             5.6              48,145               550

1131 Semoran Boulevard
Casselberry, Florida               3.9              67,159               641

36 Pine Knoll Road
Greenville, South Carolina (5)     4.2              50,325               446

750 East Third Street
Lexington, Kentucky                3.3              55,700               450

1900 U.S. Highway 19 South
Tarpon Springs, Florida            5.4              80,732               748

7415 West Dean Road
Milwaukee, Wisconsin (6)          11.7             205,190             1,107

W229 N590 Foster Court and
N5 W22966 Bluemound Road
Waukesha, Wisconsin (7)            3.0              49,632               219

3120 Breckenridge Lane
Louisville, Kentucky               2.1              34,490               329

2275 South Semoran Boulevard
Orlando, Florida                   1.9              30,050               345

11195 Alpharetta Highway
Roswell, Georgia                   9.1             113,310               680

       (1) The property consists of 374 units of mini-warehouse space and 3 units of office/warehouse space.

       (2) The property consists of 156 units of mini-warehouse space and 18 units of office/warehouse space.

       (3) The property consists of 855 units of mini-warehouse space and 42 paved parking spaces.

       (4) The property consists of 455 units of mini-warehouse space and 95 parking spaces.

       (5) The property consists of 433 units of mini-warehouse space and 13 units of office/warehouse space.

       (6) The property consists of 694 units of mini-warehouse space and 413 paved parking spaces.

       (7) The property consists of 209 units of mini-warehouse space and 10 units of office/warehouse space.

In the opinion of the General Partners, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

Item 3.     Legal Proceedings

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1994.




Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                   PART II




Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters

There has not been an established public market for Limited Partnership Interests, and it is not anticipated that one will develop. For information regarding previous distributions, see Statements of Partners' Capital, page F-5, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.

As of December 31, 1994, the number of record holders of Limited
Partnership Interests of the Registrant was approximately 8,961.

Item 6.      Selected Financial Data



                           Year Ended December 31
                     1994        1993        1992         1991         1990

Rental income   $  8,385,428   7,703,850   7,174,918    6,837,782    6,620,103

Interest income $     96,709      59,644      76,739      133,419      174,879

Net income      $  3,909,878   3,149,115   2,650,263    2,338,757    2,403,443

Net income per
Limited
Partnership
Interest        $      15.07       12.14       10.21         9.01         9.26

Taxable
income          $  4,243,760   3,483,158   3,019,741    2,737,570    2,789,741

Taxable
income per
Limited
Partnership
Interest        $      16.35       13.42       11.64        10.55        10.75

Cash and
cash
equivalents     $  3,242,344   2,648,551   2,611,021    2,391,363    2,432,503

Total mini-
warehouse
properties, net
of accumulated
depreciation    $ 43,075,131  44,253,257  45,388,343   46,764,159   48,100,702

Total assets    $ 46,504,585  47,121,971  48,385,013   49,914,775   51,645,621

Distributions
to Limited
Partners        $  4,596,013   4,385,352   4,236,355    4,141,081    4,411,042

Distributions
per Limited
Partnership
Interest         $     17.89       17.07       16.49        16.12        17.17

Properties
owned on
December 31               24          24          24           24           24

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Summary of Operations

Improved market conditions in cities where many of Balcor/Colonial Storage Income Fund-86's (the "Partnership") properties are located as well as increased rental income resulting from ongoing capital improvement programs were primarily responsible for the increases in net income generated by the Partnership in 1994, 1993 and 1992. No material events occurred during these periods which significantly impacted the net income of the Partnership. Further discussion of the Partnership's operations is summarized below.

Operations

1994 Compared to 1993

Rental income increased during 1994 as compared to 1993 due to increased occupancies and rental rates, particularly in Kentucky, Tennessee, Georgia and Florida. As a result of this increase, property management fees also increased during this period.

Due to higher interest rates and amounts available for investment, interest income on short term investments increased during 1994 as compared to 1993.

Increased payroll and maintenance expenses resulted in an increase in property operating expenses for 1994 as compared to 1993. Payroll expenses increased due to an increase in incentive payments to property managers and an increase in salary rates for new employees. Maintenance expenses increased due primarily to snow removal in February and March at sites in Wisconsin, Illinois, Ohio, Kentucky and Virginia.

The full amortization of non-compete agreements in 1993 resulted in a decrease in depreciation and amortization expenses in 1994 as compared to 1993.

General and administrative expenses increased during 1994 as compared to 1993 primarily due to an increase in accounting and asset management costs.

1993 Compared to 1992

Rental income and, correspondingly, property management fees increased for 1993 as compared to 1992 due to increased occupancy levels and rental rates at certain of the Partnership's mini-warehouse facilities, particularly those located in Kentucky, Tennessee, Georgia and Virginia.

Due to lower interest rates during 1993, interest income on short-term investments decreased during 1993 as compared to 1992.

Increases in legal fees and real estate taxes were the primary reasons for the increase in property operating expenses during 1993 as compared to 1992. The increase in legal expense was due to a settlement in 1992 which resulted in lower expenses for that year. Real estate taxes increased due to an increase in the assessed value and rates at certain of the Partnership's properties.

Depreciation and amortization decreased as non-compete agreements were fully amortized during 1993.

Increased administrative salaries and portfolio management expenses resulted in an increase in general and administrative expenses for 1993 as compared to 1992.

Liquidity and Capital Resources

The cash position of the Partnership increased from December 31, 1993 to December 31, 1994 as cash from operations exceeded distributions to Limited Partners and capital expenditures. The Partnership's cash flow provided by operating activities in 1994 was generated primarily by the operations of the mini-warehouse properties and interest income earned on the Partnership's short-term investments, which was partially offset by administrative expenses. This cash flow was used in investing activities to make capital improvements to the properties and in financing activities to provide distributions to the Limited Partners.

In January 1995, the Partnership paid $1,197,172 ($4.66 per Interest) to the Limited Partners, representing the distribution for the fourth quarter of 1994. Quarterly distributions increased from $4.44 per Interest for the first and second quarters of 1994 to $4.66 per Interest for the third and fourth quarters of 1994 due to improved operating results at several of the Partnership's mini-warehouse facilities. To date, the Partnership has distributed $126.31 per $250 Interest, of which $124.92 represents Net Cash Receipts and $1.39 represents Net Cash Proceeds. The General Partners believe the cash generated from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future cash distributions to Limited Partners will be dependent upon the amount of cash flow generated by the Partnership's properties as to which there can be no assurance. Pursuant to the Partnership Agreement, the General Partners are entitled to 10% of Net Cash Receipts available for distribution, subject to certain subordinations in the periods following the termination of the offering. From the inception of the offering through December 31, 1994, the General Partners' share of Net Cash Receipts totaled approximately $3,472,000, of which $3,135,000 is subordinated. The General Partners are entitled to receive such subordinated amounts only from distributed Net Cash Proceeds.

The General Partners intend to retain on behalf of the Partnership cash reserves deemed adequate to meet working capital requirements as they may arise.

One of the General Partners has recently completed the outsourcing of the transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partners do not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs, which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenue and real estate values.

Item 8.     Financial Statements and Supplementary Data

See Index to Financial Statements on Page F-1 of this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax information is summarized as follows:

                              December 31, 1994             December 31, 1993
                            Financial        Tax       Financial        Tax
                            Statements      Return     Statements      Return

Total assets               $ 46,504,585   57,361,197   47,121,971    57,644,701
Partners' capital accounts:
    General Partners       $    178,093      199,771      138,994       157,333
    Limited Partners       $ 45,340,046   56,174,980   46,065,280    56,679,691
Net income:
    General Partners       $     39,099       42,438       31,491        34,831
    Limited Partners       $  3,870,779    4,201,322    3,117,624     3,448,327
    Per Limited Partnership
      Interest             $      15.07        16.35        12.14         13.42



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III




Item 10.     Directors and Executive Officers of the Registrant

(a) Neither the Registrant nor Balcor Storage Partners-86, one of the General Partners, has a Board of Directors.

        The other General Partner, Colonial Storage 86, Inc., has a Board of Directors. The sole member is James R. Pruett (see b, c, e, & f below) who has been a director since the formation of Colonial Storage 86, Inc.

(b,c,
&e) The names, ages, and business experience of the executive officers and significant employees of the General Partners of the Registrant are as follows:

        Balcor Storage Partners-86

        TITLE                                               OFFICERS

        Chairman, President and Chief                   Thomas E. Meador
          Executive Officer
        Executive Vice President,                       Allan Wood
        Chief Financial Officer and
          Chief Accounting Officer
        Senior Vice President                           Alexander J. Darragh
        First Vice President                            Daniel A. Duhig
        First Vice President                            Josette V. Goldberg
        First Vice President                            Alan G. Lieberman
        First Vice President                            Brian D. Parker
         and Assistant Secretary
        First Vice President                            John K. Powell, Jr.
        First Vice President                            Reid A. Reynolds
        First Vice President                            Thomas G. Selby

        Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

        Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is
        responsible for the financial and administrative functions.   He is
        also a Director of The Balcor Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.
        Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

        Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

        Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

        Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

        Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

        John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

        Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

        Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services. Mr. Selby was responsible for supervising the management of residential properties in the western United States.


        Colonial Storage 86, Inc.

        Name                            Title

        James R. Pruett                 President, Vice President, Director
        James N. Danford                Secretary, Treasurer

        James R. Pruett (September 1942) received his Bachelor of Science degree from McMurry College in Abilene, Texas, in 1965. He is the president, sole director, and sole shareholder of James R. Pruett, Inc., one of the corporate general partners of Colonial Storage Centers Group, Colonial Storage Centers Group II, and Colonial Storage Centers Group III, the managing general partner of Colonial Storage Centers I, Ltd. (Colonial I), Colonial Storage Centers II, Ltd. (Colonial II) and Colonial Storage Centers III, Ltd. (Colonial III), respectively. Mr. Pruett is also President and a Director of Colonial Storage 85, Inc., which serves as a General Partner of Balcor/Colonial Storage Income Fund - 85 (BCSIF-85). Mr. Pruett developed the first Atlanta, Georgia, Colonial Self Storage mini-warehouse facility in 1972. Since that time, he has handled substantially all business aspects of mini-warehouse development, construction, operation, and management. Mr. Pruett has directed the site selection and development or acquisition of numerous locations for mini-warehouses and office warehouses, including the facilities of Colonial I, Colonial II and Colonial III. Mr. Pruett is President and a Director of Colonial Storage Management, Inc. ("CSM"), Colonial Properties Management, Inc. ("CPM"), Colonial Storage Management 85, Inc.("CSM-
        85), and Colonial Storage Management 86, Inc.("CSM-86), which manage the properties of Colonial I and Colonial II, Colonial III, BCSIF-85, and the Registrant, respectively.

        James N. Danford (January 1959) received his Bachelor of Business Administration degree from The University of Texas at Arlington.
        Mr. Danford was a senior accountant with a public accounting firm prior to joining Colonial Storage Centers in June of 1986.
        Mr. Danford is a Certified Public Accountant, member of the Texas Society of Certified Public Accountants, and is chief financial officer of CSM-86, Colonial I, Colonial II, Colonial III, Registrant, BCSIF-85, CSM, CPM, and CSM-85.

        The sole director of Colonial Storage 86, Inc. is not a director in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15 (b) of the Act or any company registered as an investment company under the Investment Company Act of 1940, but is a director of four other corporations which act as general partners of limited partnerships which have a class of securities registered pursuant to Section 12 of the Act.

(d) There is no family relationship between any of the foregoing officers or director.

(f) To the best of the Registrant's knowledge, there have been no events under any bankruptcy act, no criminal proceedings, and no judgements or injunctions material to the evaluation of the ability and integrity of any current director or executive officer of Colonial Storage Management 86, Inc., Colonial Storage 86, Inc., or any current executive officer of Balcor Storage Partners-86, during the past five years.

Item 11.     Executive Compensation

(a,b,c,
d&e) The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partners. Certain of these officers receive compensation from The Balcor Company and Colonial Storage 86, Inc. (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partners believe that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 3 of Notes to Financial Statements for the information relating to transactions with affiliates.



Item 12.     Security Ownership of Certain Beneficial Owners and Management

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Storage Partners-86 and Colonial Storage 86, Inc. and their officers and director own no Limited Partnership Interests in the Registrant.

        Relatives and affiliates of the officers or director of the General Partners own twenty Limited Partnership Interests in the Registra-nt.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.




Item 13.     Certain Relationships and Related Transactions

(a &
b) See Note 1 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

        See Note 2 of Notes to Financial Statements for additional information relating to transactions with affiliates.

(c)     No management person is indebted to the Registrant.

(d)     The Registrant has no outstanding agreements with any promoters.

                                    PART IV




Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1&2)   See Index to Financial Statements on page F-1 of this Form 10-K.

     (3)     Exhibits:

             (3) The Amended and Restated Agreement and Certificate of Limited Partnership set forth as Exhibit 3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated October 10, 1986, (Registration No. 33-6669) is incorporated herein by reference.

             (4)    Form of Subscription Agreement previously filed as Exhibit
                    4.1 included in the Amendment No. 1 to the Registrant's Registration Statement on Form S-11, dated October 10, 1986, (Registration No. 33-6669) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit
                    4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-15639) are incorporated herein by reference.

             (27) Financial Data Schedule of the Registrant for the year ended December 31, 1994 is attached hereto.


(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1994.


(c)  Exhibits:  See Item 14 (a)(3) above.


(d) Financial Statement Schedules: See Index to Financial Statements on Page F-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BALCOR/COLONIAL STORAGE INCOME FUND -86



                                   By:     /s/ James N. Danford
                                               James N. Danford
                                               Secretary/Treasurer (Principal
                                               Financial and Accounting
                                               Officer) of Colonial Storage 86,
                                               Inc., a General Partner
Date:  March 28, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                          Title                     Date


                       President and Chief Executive Officer
                       (Principal Executive Officer) of Balcor
/s/ Thomas E. Meador   Storage Partners-86, a General Partner    March 28, 1995
    Thomas E. Meador

                       Executive Vice President, and Chief
                       Accounting and Financial Officer
                       (Principal Accounting and Financial
                       Officer) of Balcor Storage Partners-86,
/s/ Allan Wood         a General Partner                         March 28, 1995
    Allan Wood



                       President and Director of Colonial
/s/ James Pruett       Storage 86 Inc., a General Partner        March 28, 1995
    James Pruett



                       Secretary/Treasurer (Principal Financial
                       and Accounting Officer) of Colonial
/s/ James N. Danford   Storage 86, Inc., a General Partner       March 28, 1995
    James N. Danford

                         Index to Financial Statements



                                                                      Pages

Independent Auditors' Report                                           F-2

Financial Statements:

    Balance Sheets as of December 31, 1994 and 1993                    F-3

    Statements of Income, years ended December 31, 1994, 1993
      and 1992                                                         F-4

    Statements of Partners' Capital, years ended December 31, 1994,
      1993 and 1992                                                    F-5

    Statements of Cash Flows, years ended December 31, 1994, 1993
      and 1992                                                         F-6

    Notes to Financial Statements                                  F-7 to F-10

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

Financial Statements and Supplementary Data


                          INDEPENDENT AUDITORS' REPORT


The Partners
Balcor/Colonial Storage Income Fund - 86:

We have audited the financial statements of Balcor/Colonial Storage Income Fund - 86 (an Illinois Limited Partnership) as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor/Colonial Storage Income Fund - 86 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                          KPMG Peat Marwick LLP


Fort Worth, Texas
February 9, 1995

                   Balcor/Colonial Storage Income Fund - 86
                      (An Illinois Limited Partnership)

                                Balance Sheets

                          December 31, 1994 and 1993

                                                         1994           1993
Assets
  Cash and cash equivalents                         $  3,242,344      2,648,551
  Accounts receivable, net of allowance for
    doubtful accounts of $20,781 and $23,136 in
    1994 and 1993, respectively                           72,413         82,903
  Other                                                  114,697        137,260
                                                       3,429,454       2,868,714

Mini-warehouse facilities, at cost:
  Land                                                16,925,647      16,925,647
  Buildings                                           36,456,425      36,184,971
  Furniture, fixtures and equipment                      815,712         757,211
                                                      54,197,784      53,867,829
  Less accumulated depreciation                       11,122,653       9,614,572
  Mini-warehouse facilities, net of
     accumulated depreciation                         43,075,131      44,253,257
                                                    $ 46,504,585      47,121,971

Liabilities and Partners' Capital
  Accounts payable                                  $     11,086          18,149
  Due to affiliates (note 2)                             154,794          51,913
  Accrued liabilities, principally real estate taxes     382,684         394,271
  Security deposits                                       93,321         130,736
  Deferred income                                        344,561         322,628
  Total liabilities                                      986,446         917,697
Partners' capital (256,904 Limited Partnership
   Interests issued and outstanding)                  45,518,139      46,204,274
                                                    $ 46,504,585      47,121,971

See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 86
                      (An Illinois Limited Partnership)

                            Statements of Income

                 Years ended December 31, 1994, 1993 and 1992

                                               1994         1993         1992
Income:
   Rental                                $   8,385,428    7,703,850    7,174,918
   Interest                                     96,709       59,644       76,739
                                             8,482,137    7,763,494    7,251,657

   Expenses:
      Property operating                     2,207,178    2,118,600    2,032,809
      Depreciation and amortization          1,508,081    1,704,614    1,853,239
      Property management fees (note 2)        477,153      447,627      419,535
      General and administrative (note 2)      379,847      343,538      295,811
                                             4,572,259    4,614,379    4,601,394
      Net income                         $   3,909,878    3,149,115    2,650,263
Limited Partners' share of net income
  ($15.07, $12.14 and $10.21 per
   Interest for 1994, 1993 and 1992,
   respectively)                         $   3,870,779    3,117,624    2,623,760
General Partners' share of net income           39,099       31,491       26,503
                                         $   3,909,878    3,149,115    2,650,263

See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 86
                     (An Illinois Limited Partnership)

                      Statements of Partners' Capital

                 Years ended December 31, 1994, 1993 and 1992

                                       Limited        General
                                       Partners       Partners        Total

Balance at December 31, 1991        $ 48,945,603       81,000       49,026,603

Net income                             2,623,760       26,503        2,650,263

Cash distributions
   ($16.49 per Interest)              (4,236,355)       -           (4,236,355)

Balance at December 31, 1992          47,333,008      107,503       47,440,511

Net income                             3,117,624       31,491        3,149,115

Cash distributions
   ($17.07 per Interest)              (4,385,352)       -           (4,385,352)

Balance at December 31, 1993          46,065,280      138,994       46,204,274

Net income                             3,870,779       39,099        3,909,878

Cash distributions
   ($17.89 per Interest)              (4,596,013)       -           (4,596,013)

Balance at December 31, 1994        $ 45,340,046      178,093       45,518,139



See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 86
                      (An Illinois Limited Partnership)

                          Statements of Cash Flows

                 Years ended December 31, 1994, 1993 and 1992

                                               1994         1993        1992
Operating activities:
   Net income                              $ 3,909,878    3,149,115   2,650,263
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization          1,508,081   1,704,614    1,853,239
      Net change in:
         Net accounts receivable                10,490      12,330        5,558
         Other assets                           22,563     (50,844)      38,546
         Accounts payable                       (7,063)      7,442       (2,067)
         Due to affiliates                     102,881      10,402      (10,748)
         Accrued liabilities                   (11,587)    (63,197)      85,111
         Security deposits                     (37,415)    (27,874)      (9,402)
         Deferred income                        21,933      46,422       (6,564)
         Net cash provided
            by operating activities          5,519,761   4,788,410    4,603,936

Investing activities:
   Additions to mini-warehouse facilities     (329,955)   (365,528)    (147,923)
      Net cash used in investing activities   (329,955)   (365,528)    (147,923)

Financing activities:
   Distributions to Limited Partners        (4,596,013) (4,385,352)  (4,236,355)
      Net cash used in financing activities (4,596,013) (4,385,352)  (4,236,355)

   Net change in cash and cash equivalents 593,793 37,530 219,658 Cash and cash equivalents at
      beginning of year                      2,648,551   2,611,021    2,391,363
   Cash and cash equivalents at
      end of year                          $ 3,242,344   2,648,551    2,611,021

See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 86
                      (An Illinois Limited Partnership)

                        Notes to Financial Statements

                      December 31, 1994, 1993 and 1992



(1)     Summary of Significant Accounting Policies

        (a)     Description of Partnership

                Balcor/Colonial Storage Income Fund - 86 (the "Partnership"), is a limited partnership formed in May 1986. The Partnership Agreement provides that Balcor Storage Partners-86 (an Illinois general partnership) and Colonial Storage 86, Inc. (a Texas corporation) are the General Partners of the Partnership and provides for the admission of Limited Partners through the sale of up to 400,000 Limited Partnership Interests at $250 per Interest, of which 256,904 ($64,226,000) Limited Partnership Interests were sold prior to the termination of the offering.

                The principal purpose of the Partnership is to acquire, develop, own, maintain, operate, lease and hold for capital appreciation and current income, mini-warehouse facilities offering storage space for business and personal use and office/warehouses offering a combination of office and commercial warehouse space. The Partnership acquired from affiliates four mini-warehouse facilities in 1986 and seven mini-warehouse facilities in 1987. Additionally, the Partnership acquired from nonaffiliated parties four mini-warehouse facilities in 1987 and nine mini-warehouse facilities in 1988.

        (b)     Allocation of Net Income and Profits

                The Partnership Agreement provides that net income (after a deduction for any incentive management fees) from operations shall be allocated 99% and 1% to the Limited Partners and General Partners, respectively.

                Additionally, when a property is sold or otherwise disposed of, the General Partners will be allocated profits equal to the greater of 1% of total profits or the amount of Net Cash Proceeds distributable to the General Partners from the sale (in excess of subordinated Net Cash Receipts, note 1(c)).

                The remainder of the profits will be allocated to the Limited Partners.

                   Balcor/Colonial Storage Income Fund - 86
                      (An Illinois Limited Partnership)

                        Notes to Financial Statements

        (c)     Cash Distributions

                Net Cash Receipts available for distribution from operations shall be distributed 90% to the Limited Partners and 10% to the General Partners, 9% as a partnership incentive management fee and 1% as their distributable share from operations. Distributions from operations to the General Partners are subordinated to receipt by the Limited Partners of a Cumulative Distribution of 6% of Adjusted Original Capital ($63,868,903 at December 31, 1994) during the first twelve month period following the termination of the offering of Interests, 8% during the second twelve month period following the termination of the offering of Interests, and 10% during each twelve month period thereafter.

                Net Cash Proceeds from sales or refinancings shall be distributed first to the Limited Partners until they have received an amount equal to their Original Capital plus any deferred portion of the Cumulative Distribution. If the receipt of any portion of the General Partners' 10% share of Net Cash Receipts from operations has been deferred (approximately $3,135,000 has been deferred as of December 31, 1994), then available Net Cash Proceeds shall thereafter be distributed to the General Partners to the extent of such deferred amounts. Thereafter, remaining Net Cash Proceeds shall be distributed 85% to the Limited Partners and 15% to the General Partners.

        (d)     Cash and Cash Equivalents

                The Partnership considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

        (e)     Mini-Warehouse Facilities

                Costs associated with the appraisal and acquisition of mini-warehouse facilities are capitalized.

                The buildings, furniture, fixtures and equipment are depreciated using the straight-line method over their estimated useful lives ranging from 5 to 25 years.

                Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

                   Balcor/Colonial Storage Income Fund - 86
                      (An Illinois Limited Partnership)

                        Notes to Financial Statements

                The Partnership records its investments in real estate at cost, and periodically assesses possible impairment to the value of its properties. In the event that the General Partners determine that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

                When properties are disposed of, the related costs and accumulated depreciation will be removed from the respective accounts, and any gain or loss on disposition will be recognized in accordance with generally accepted accounting principles.

        (f)     Income Taxes

                Taxable income or loss of the Partnership is includable in the income tax returns of the individual partners; therefore, no provision for income taxes has been made in the accompanying financial statements.

                The tax bases of the Partnership's assets and liabilities exceeded the amounts recorded in the Financial Statements at December 31, 1994 and 1993, by $10,856,612 and
                $10,522,730, respectively.

                   Balcor/Colonial Storage Income Fund - 86
                      (An Illinois Limited Partnership)

                        Notes to Financial Statements

(2)     Transactions With Affiliates

        The Partnership has an agreement with Colonial Storage Management 86, Inc., an affiliate of Colonial Storage 86, Inc., a General Partner, to supervise and direct the business and affairs associated with the mini-warehouse and office/warehouse facilities for a fee of 6% and 5%, respectively, of the gross revenues of the facilities.

        Fees and expenses paid and payable by the Partnership to affiliates for the years ended December 31, 1994, 1993 and 1992, are:

                        1994                  1993                  1992
                   Paid       Payable    Paid       Payable    Paid      Payable

Property
management
fees           $ 396,555     118,743   444,086      38,145   421,204      34,604

General and
administrative
expenses       $ 226,199      36,051   218,301      13,768   171,804       6,907