Form 10-Q
period 1995-03-31
BALCOR COLONIAL STORAGE INCOME FUND 86
filed 1995-05-15
CIK 795748

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1995
                                                OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to



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

                   Balcor/Colonial Storage Income Fund - 86
                      (An Illinois Limited Partnership)
                               Balance Sheets
                     March 31, 1995 and December 31, 1994

                                                         1995
                                                     (Unaudited)         1994
Assets
  Cash and cash equivalents                          $  3,253,153      3,242,344
Accounts receivable, net of allowance for doubtful
   accounts of $9,503 at March 31, 1995 and
   $20,781 at December 31, 1994                            59,159         72,413
Other                                                     131,907        114,697
                                                        3,444,219      3,429,454

Mini-warehouse facilities, at cost:
  Land                                                 16,925,647     16,925,647
  Buildings                                            36,497,052     36,456,425
  Furniture, fixtures, and equipment                      843,701        815,712
                                                       54,266,400     54,197,784
  Less accumulated depreciation                        11,501,211     11,122,653
    Mini-warehouse facilities, net of accumulated
       depreciation                                    42,765,189     43,075,131
                                                     $ 46,209,408     46,504,585

Liabilities and Partners' Capital
  Accounts payable                                   $        -           11,086
  Due to affiliates                                       107,486        154,794
  Accrued liabilities, principally real estate taxes      330,204        382,684
  Security deposits                                        86,520         93,321
  Deferred income                                         391,221        344,561
  Total liabilities                                       915,431        986,446

Partners' capital (256,904 Limited Partnership
   Interests issued and outstanding)                   45,293,977     45,518,139
                                                     $ 46,209,408     46,504,585

See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 86
                      (An Illinois Limited Partnership)
                            Statements of Income
              For the Three Months Ended March 31, 1995 and 1994
                                (Unaudited)


                                                         1995            1994
Income:
   Rental                                            $ 2,113,530      1,986,620
   Interest on short term investments                     32,399         15,161
                                                       2,145,929      2,001,781

Expenses:
  Property operating                                     552,224        585,004
  Depreciation and amortization                          378,558        373,952
  Property management fees                               122,992        116,416
  General and administrative                             119,149        113,553
                                                       1,172,923      1,188,925
    Net income                                       $   973,006        812,856

Limited Partners' share of net income ($3.75 and
  $3.13 per Interest for the three months ended
  March 31, 1995 and 1994, respectively)             $   963,276        804,727
General Partners' share of net income                      9,730          8,129
                                                     $   973,006        812,856

Distribution to Limited Partners ($4.66 and $4.35
  per Interest for the three months ended
  March 31, 1995 and 1994, respectively)             $ 1,197,168      1,117,533


See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 86
                      (An Illinois Limited Partnership)
                          Statements of Cash Flows
              For the Three Months Ended March 31, 1995 and 1994
                                (Unaudited)

                                                         1995            1994
Operating activities:
  Net income                                         $  973,006         812,856
  Adjustments to reconcile net income to net cash
    provided byoperating activities:
      Depreciation and amortization                     378,558         373,952
      Net change in:
        Net accounts receivable                          13,254          25,291
        Other assets                                    (17,210)         16,771
        Accounts payable                                (11,086)          6,763
        Due to affiliates                               (47,308)         36,311
        Accrued liabilities                             (52,480)        (31,664)
        Security deposits                                (6,801)        (15,454)
        Deferred income                                  46,660          20,364
          Net cash provided by operating
            activities                                1,276,593       1,245,190

Investing activities:
  Additions to mini-warehouse facilities                (68,616)        (18,986)
    Net cash used in investing activities               (68,616)        (18,986)

Financing activities:
  Distribution to Limited Partners                   (1,197,168)     (1,117,533)
    Net cash used in financing activities            (1,197,168)     (1,117,533)

Net change in cash and cash equivalents                  10,809         108,671
Cash and cash equivalents at beginning of period      3,242,344       2,648,551
Cash and cash equivalents at end of period          $ 3,253,153       2,757,222


See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 86
                      (An Illinois Limited Partnership)
                        Notes to Financial Statements




1)     Summary of Significant Accounting Policies

       In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the three months ended March 31, 1995, and all such adjustments are of a normal and recurring nature.


2)     Transactions With Affiliates

       The Partnership has an agreement with an affiliate of Colonial
       Storage 86, Inc. to supervise and direct the business and affairs associated with the mini-warehouse and office/warehouse facilities for fees of 6% and 5%, respectively, of the gross revenues of the facilities.

       Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1995 are:

                                                 Paid                Payable
       Property management fees                $198,105              $43,630
       General and administrative expenses       30,037               63,856

       The General Partners are entitled to 10% of Net Cash Receipts available for distribution, subject to certain subordination levels following the termination of the offering, which from the inception of the offering through March 31, 1995 totaled approximately $3,605,000 of which $3,268,000 is subordinated.


3)     Subsequent Event

       In April 1995, the Partnership paid $1,276,813 to the Limited Partners representing the quarterly distribution for the first quarter of 1995.

                   Balcor/Colonial Storage Income Fund - 86
                      (An Illinois Limited Partnership)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS




Balcor/Colonial Storage Income Fund - 86 (the "Partnership") is a limited partnership formed in May 1986. The principal purpose of the Partnership is to acquire, develop, own, maintain, operate, lease, and hold for capital appreciation and current income mini-warehouse facilities offering storage space for business and personal use and office/warehouses offering a combination of office and commercial warehouse space. The Partnership raised $64,226,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire from affiliates 4 mini-warehouse facilities in December 1986 and 7 mini-warehouse facilities in March 1987. Additionally, the Partnership acquired from non-affiliated parties 4 mini-warehouse facilities in 1987 and 9 mini-warehouse facilities in 1988. The Partnership continues to own and operate these 24 mini-warehouse facilities.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.


Operations

Summary of Operations

Improved market conditions in cities where many of the Partnership's properties are located were primarily responsible for the increase in net income generated by the Partnership in the first quarter of 1995 as compared to the first quarter of 1994. No material events occurred in 1994 or 1995 which signficantly impacted the net income of the Partnership. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994

Rental income increased for the first quarter of 1995 as compared to the same period in 1994 due to increased occupancy levels and rental rates at certain of the Partnership's mini-warehouse facilities, particularly those located in the Georgia, Eastern and Florida regions.

As a result of increases in interest rates and funds available for investment, interest income on short-term investments increased during the three months ended March 31, 1995 as compared to the same period in 1994.

Higher payroll expenses were more than offset by lower maintenance and bad debt expenses resulting in a decrease in property operating expenses for three months ended March 31, 1995 as compared to the same period in 1994. Payroll expenses increased due to an increase in incentive payments to property managers. Maintenance decreased primarily due to decreased snow removal expenses at the Wisconsin and Illinois locations. Bad debt expense decreased due to the improvement of collections of delinquent accounts.


Liquidity and Capital Resources

The cash or near cash position of the Partnership increased from December 31, 1994 to March 31, 1995. The Partnership's cash flow provided by operating activities in the first quarter of 1995 was generated primarily by the operations of the mini-warehouse properties and interest income earned on the Partnership's short-term investments, which was partially
offset by administrative expenses.   This cash flow was used in investing
activities to make capital improvements to the properties and in financing activities to provide distributions to the Limited Partners.

In April 1995, the Partnership paid $1,276,813 ($4.97 per Interest) to the Limited Partners, representing the distribution for the first quarter of 1995. Quarterly distributions increased from $4.66 per Interest for the third and fourth quarters of 1994 to $4.97 per Interest for the first quarter of 1995 due to improved operating results at several of the Partnership's mini-warehouse facilities. To date the Partnership has distributed $131.28 per $250 Interest. The General Partners believe the cash generated from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future cash distributions to Limited Partners will be dependent upon the amount of cash flow generated by the Partnership's properties as to which there can be no assurance. Pursuant to the Partnership Agreement, the General Partners are entitled to 10% of Net Cash Receipts available for distribution, subject to certain subordination levels following the termination of the offering. From the inception of the offering through March 31, 1995, the General Partner's share of Net Cash Receipts totaled approximately $3,605,000 of which $3,218,000 is subordinated. The General Partners are entitled to receive such subordinated amounts only from distributed Net Cash Proceeds after subordination levels are met. The General Partners intend to retain on behalf of the Partnership cash reserves deemed adequate to meet working capital requirements as they may arise.

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

                 (27) Financial Data Schedule of the Registrant for the year ended March 31, 1995 is attached hereto.

           (b)   Reports on Form 8-K:

                 No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Balcor/Colonial Storage Income Fund - 86




                        By: /s/ Thomas E. Meador
                                Thomas E. Meador,
                                President and Chief Executive Officer
                                (Principal Executive Officer) of Balcor
                                Storage Partners-86, a General Partner




                        By: /s/ Brian Parker
                                Brian Parker,
                                Senior Vice President and Chief Accounting
                                and Financial Officer (Principal Accounting
                                and Financial Officer) of Balcor Storage
                                Partners-86, a General Partner




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


Date:        May 12, 1995