Form 10-Q
period 1995-06-30
BALCOR COLONIAL STORAGE INCOME FUND 86
filed 1995-08-14
CIK 795748

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 Form 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 1995
                                                OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to



Commission file number:  0-15639



                   Balcor/Colonial Storage Income Fund - 86

            (Exact name of registrant as specified in its charter)


          Illinois                                 36-3435425
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
 incorporation or organization)



       2355 Waukegan Road Suite A200
            Bannockburn, Illinois                        60015
     (Address of principal executive                   (Zip Code)
                 offices)


Registrant's telephone number, including area code (708) 267-1600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No     .

                 Balcor/Colonial Storage Income Fund - 86
                     (An Illinois Limited Partnership)
                              Balance Sheets
                    June 30, 1995 and December 31, 1994

                                                        1995
                                                     (Unaudited)    1994
Assets
  Cash and cash equivalents                        $  3,486,835   3,242,344
Accounts receivable, net of allowance for doubtful
   accounts of $9,503 at June 30, 1995 and
   $15,889 at December 31, 1994                          67,950      72,413
Other                                                    74,250     114,697
                                                      3,629,035   3,429,454

Mini-warehouse facilities, at cost:
  Land                                               16,925,647  16,925,647
  Buildings                                          36,517,739  36,456,425
  Furniture, fixtures, and equipment                    893,004     815,712
                                                     54,336,390  54,197,784
  Less accumulated depreciation                      11,879,771  11,122,653
    Mini-warehouse facilities, net of accumulated
       depreciation                                  42,456,619  43,075,131
                                                   $ 46,085,654  46,504,585

Liabilities and Partners' Capital
  Accounts payable                                 $      -          11,086
  Due to affiliates                                      48,071     154,794
  Accrued liabilities, principally
    real estate taxes                                   501,470     382,684
  Security deposits                                      83,954      93,321
  Deferred income                                       415,040     344,561
    Total liabilities                                 1,048,535     986,446

Partners' capital (256,904 Limited Partnership
   Interests issued and outstanding)                 45,037,119  45,518,139
                                                   $ 46,085,654  46,504,585

See accompanying notes to financial statements.

                 Balcor/Colonial Storage Income Fund - 86
                     (An Illinois Limited Partnership)
                           Statements of Income
     For the Three Months and Six Months Ended June 30, 1995 and 1994
                                (Unaudited)

                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                     1995      1994        1995      1994
Income:
   Rental                        $ 2,204,179 2,105,484 4,317,709 4,092,104
   Interest on short term
     investments                      37,738    13,356    70,137    28,517
                                   2,241,917 2,118,840 4,387,846 4,120,621

Expenses:
  Property operating                 620,586   540,058 1,172,810 1,125,062
  Depreciation and amortization      378,560   374,668   757,118   748,620
  Property management fees           124,003   119,779   246,995   236,195
  General and administrative          98,801   100,033   217,950   213,586
                                   1,221,950 1,134,538 2,394,873 2,323,463
    Net income                   $ 1,019,967   984,302 1,992,973 1,797,158

Limited Partners' share of net
  income ($3.93 and $3.79 per
  Interest for the quarter
  ended June 30, 1995 and 1994,
  respectively,and $7.68 and
  $6.93 for the six months
  ended June 30, 1995 and 1994,
  respectively)                    1,009,767   974,459 1,973,043 1,779,186
General Partners' share of
  net income                          10,200     9,843    19,930    17,972
                                 $ 1,019,967   984,302 1,992,973 1,797,158

Distributions to Limited Partners
 ($4.97 and $4.44 per Interest
  for the quarter ended
  June 30, 1995 and 1994,
  respectively, and $9.63 and
  $8.79 for the six months
  ended June 30, 1995 and 1994,
  respectively)                  $ 1,276,813 1,140,654 2,473,993 2,258,187


              See accompanying notes to financial statements.

                 Balcor/Colonial Storage Income Fund - 86
                     (An Illinois Limited Partnership)
                         Statements of Cash Flows
              For the Six Months Ended June 30, 1995 and 1994
                                (Unaudited)

                                                       1995        1994
Operating activities:
  Net income                                     $  1,992,973   1,797,158
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                   757,118     748,620
      Net change in:
        Net accounts receivable                         4,463      20,539
        Other assets                                   40,447     (18,567)
        Accounts payable                              (11,086)     42,455
        Due to affiliates                            (106,723)     49,816
        Accrued liabilities                           118,786      82,800
        Security deposits                              (9,367)    (27,435)
        Deferred income                                70,479      55,929
          Net cash provided by operating
            activities                              2,857,090   2,751,315

Investing activities:
  Additions to mini-warehouse facilities             (138,606)   (69,606)
    Net cash used in investing activities            (138,606)   (69,606)

Financing activities:
  Distributions to Limited Partners                (2,473,993) (2,258,187)
    Net cash used in financing activities          (2,473,993) (2,258,187)

Net change in cash and cash equivalents               244,491     423,522
Cash and cash equivalents at beginning of period    3,242,344   2,648,551
Cash and cash equivalents at end of period       $  3,486,835   3,072,073


See accompanying notes to financial statements.

                 Balcor/Colonial Storage Income Fund - 86
                     (An Illinois Limited Partnership)
                       Notes to Financial Statements




1)    Summary of Significant Accounting Policies

      In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months ended June 30, 1995, and all such adjustments are of a normal and recurring nature.


2)    Transactions With Affiliates

      The Partnership has an agreement with an affiliate of Colonial Storage 86, Inc. to supervise and direct the business and affairs associated with the mini-warehouse and office/warehouse facilities for fees of 6% and 5%, respectively, of the gross revenues of the facilities.

      Fees and expenses paid and payable by the Partnership to affiliates for the quarter and six months ended June 30, 1995 are:
                                               Paid                Payable
                                      Quarter     Six Months
       Property management fees $ 124,192 322,297 $ 43,441 General and administrative
            expenses                  110,606      140,643           4,630

      The General Partners are entitled to 10% of Net Cash Receipts available for distribution, subject to certain subordination levels following the termination of the offering, which from the inception of the offering through June 30, 1995 totaled approximately
      $3,738,000, of which $3,401,000 is subordinated.


3)    Subsequent Event

      In July 1995, the Partnership paid $1,276,813 to the Limited Partners representing the quarterly distribution for the second quarter of 1995.

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


Operations

Summary of Operations

Improved market conditions in cities where many of the Partnership's properties are located were primarily responsible for the increase in net income generated by the Partnership in the first six months of 1995 as compared to the first six months of 1994. No material events occurred in 1994 or 1995 which signficantly impacted the net income of the Partnership. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994

Rental income and property management fees increased for the quarter and six months ended June 30, 1995 as compared to the same periods in 1994 due to increased occupancy levels and rental rates at certain of the Partnership's mini-warehouse facilities, particularly those located in the Georgia, Eastern and Florida regions.

As a result of increases in interest rates and funds available for investment, interest income on short-term investments increased during the quarter and six months ended June 30, 1995 as compared to the same periods in 1994.

Property operating expenses increased for the quarter ended June 30, 1995 as compared to the same period in 1994 due to an increase in real estate taxes. Real estate taxes increased due to an increas in property values and rates at some of the Partnership's mini-warehouse facilities.


Liquidity and Capital Resources

The cash or near cash position of the Partnership increased from December 31, 1994 to June 30, 1995. The Partnership's cash flow provided by operating activities in the first six months of 1995 was generated primarily by the operations of the mini-warehouse properties and interest income earned on the Partnership's short-term investments, which was
partially offset by administrative expenses.   This cash flow was used in
investing activities to make capital improvements to the properties and in financing activities to provide distributions to the Limited Partners.

In July 1995, the Partnership paid $1,276,813 ($4.97 per Interest) to the Limited Partners, representing the distribution for the second quarter of 1995. Quarterly distributions increased from $4.66 per Interest for the third and fourth quarters of 1994 to $4.97 per Interest for the first and second quarters of 1995 due to improved operating results at several of the Partnership's mini-warehouse facilities. To date the Partnership has distributed $136.22 per $250 Interest. The General Partners believe the cash generated from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future cash distributions to Limited Partners will be dependent upon the amount of cash flow generated by the Partnership's properties as to which there can be no assurance. Pursuant to the Partnership Agreement, the General Partners are entitled to 10% of Net Cash Receipts available for distribution, subject to certain subordination levels following the termination of the offering. From the inception of the offering through June 30, 1995, the General Partner's share of Net Cash Receipts totaled approximately $3,738,000 of which $3,401,000 is subordinated. The General Partners are entitled to receive such subordinated amounts only from distributed Net Cash Proceeds after subordination levels are met. The General Partners intend to retain on behalf of the Partnership cash reserves deemed adequate to meet working capital requirements as they may arise.

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

                 (27) Financial Data Schedule of the Registrant
                      for the six months ended June 30, 1995 is attached hereto.

            (b)  Reports on Form 8-K:

                 No reports on Form 8-K were filed during the quarter ended June 30, 1995.

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




                        By: /s/ Brian D. Parker
                                Brian D. Parker,
                                Senior Vice President and Chief Financial
                                Officer (Principal Accounting
                                and Financial Officer) of Balcor Storage
                                Partners-86, a General Partner




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


Date:        August 11, 1995