Form 10-Q
period 1995-09-30
BALCOR COLONIAL STORAGE INCOME FUND 86
filed 1995-11-15
CIK 795748

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 Form 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 1995
                                                OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to



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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No     .
{PAGE}
                 Balcor/Colonial Storage Income Fund - 86
                     (An Illinois Limited Partnership)
                              Balance Sheets
                 September 30, 1995 and December 31, 1994

                                                        1995
                                                     (Unaudited)    1994
Assets
  Cash and cash equivalents                        $  3,686,441   3,242,344
Accounts receivable, net of allowance for doubtful
   accounts of $16,163 at September 30, 1995 and
   $15,889 at December 31, 1994                          76,489      72,413
Other                                                   121,806     114,697
                                                      3,884,736   3,429,454

Mini-warehouse facilities, at cost:
  Land                                               16,925,647  16,925,647
  Buildings                                          36,544,292  36,456,425
  Furniture, fixtures, and equipment                    914,064     815,712
                                                     54,384,003  54,197,784
  Less accumulated depreciation                      12,258,329  11,122,653
    Mini-warehouse facilities, net of accumulated
       depreciation                                  42,125,674  43,075,131
                                                   $ 46,010,410  46,504,585

Liabilities and Partners' Capital
  Accounts payable                                 $      -          11,086
  Due to affiliates                                      59,758     154,794
  Accrued liabilities, principally
    real estate taxes                                   594,859     382,684
  Security deposits                                      78,302      93,321
  Deferred income                                       397,590     344,561
    Total liabilities                                 1,130,509     986,446

Partners' capital (256,904 Limited Partnership
   Interests issued and outstanding)                 44,879,901  45,518,139
                                                   $ 46,010,410  46,504,585

See accompanying notes to financial statements.
{PAGE}
                 Balcor/Colonial Storage Income Fund - 86
                     (An Illinois Limited Partnership)
                           Statements of Income
  For the Three Months and Nine Months Ended September 30, 1995 and 1994
                                (Unaudited)

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                     1995      1994        1995      1994
Income:
   Rental                        $ 2,267,978 2,195,791 6,585,687 6,287,895
   Interest on short term
     investments                      38,142    34,408   108,279    62,925
                                   2,306,120 2,230,199 6,693,966 6,350,820

Expenses:
  Property operating                 581,010   595,413 1,753,820 1,720,475
  Depreciation and amortization      378,558   375,292 1,135,676 1,123,912
  Property management fees           125,889   122,214   372,884   358,409
  General and administrative         101,076    82,273   319,026   295,859
                                   1,186,533 1,175,192 3,581,406 3,498,655
    Net income                   $ 1,119,587 1,055,007 3,112,560 2,852,165

Limited Partners' share of net
  income ($4.31 and $4.07 per
  Interest for the quarter ended
  September 30, 1995 and 1994,
  respectively,and $11.99 and
  $10.99 for the nine months ended
  September 30, 1995 and 1994,
  respectively)                    1,108,391 1,044,457 3,081,434 2,823,643
General Partners' share of
  net income                          11,196    10,550    31,126    28,522
                                 $ 1,119,587 1,055,007 3,112,560 2,852,165

Distributions to Limited Partners
 ($4.97 and $4.44 per Interest
  for the quarter ended
  September 30, 1995 and 1994,
  respectively, and $14.60 and
  $13.23 for the nine months ended
  September 30, 1995 and 1994,
  respectively)                  $ 1,276,813 1,140,654 3,750,798 3,398,841


              See accompanying notes to financial statements.
{PAGE}
                 Balcor/Colonial Storage Income Fund - 86
                     (An Illinois Limited Partnership)
                         Statements of Cash Flows
           For the Nine Months Ended September 30, 1995 and 1994
                                (Unaudited)

                                                       1995        1994
Operating activities:
  Net income                                     $  3,112,560   2,852,165
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                 1,135,676   1,123,912
      Net change in:
        Net accounts receivable                        (4,076)     20,171
        Other assets                                   (7,109)
(11,120)
        Accounts payable                              (11,086)     (9,125)
        Due to affiliates                             (95,036)     32,094
        Accrued liabilities                           212,175     162,537
        Security deposits                             (15,019)    (33,354)
        Deferred income                                53,029      24,560
          Net cash provided by operating
            activities                              4,381,114   4,161,840

Investing activities:
  Additions to mini-warehouse facilities             (186,219)  (239,481)
    Net cash used in investing activities            (186,219)  (239,481)

Financing activities:
  Distributions to Limited Partners                (3,750,798) (3,398,841)
    Net cash used in financing activities          (3,750,798) (3,398,841)

Net change in cash and cash equivalents               444,097     523,518
Cash and cash equivalents at beginning of period    3,242,344   2,648,551
Cash and cash equivalents at end of period       $  3,686,441   3,172,069


See accompanying notes to financial statements.
{PAGE}
                 Balcor/Colonial Storage Income Fund - 86
                     (An Illinois Limited Partnership)
                       Notes to Financial Statements




1)    Summary of Significant Accounting Policies

      In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months ended September 30, 1995, and all such adjustments are of a normal and recurring nature.


2)    Transactions With Affiliates

      The Partnership has an agreement with an affiliate of Colonial Storage 86, Inc. to supervise and direct the business and affairs associated with the mini-warehouse and office/warehouse facilities for fees of 6% and 5%, respectively, of the gross revenues of the facilities.

      Fees and expenses paid and payable by the Partnership to affiliates for the quarter and nine months ended September 30, 1995 are:
                                               Paid                Payable
                                      Quarter    Nine months
       Property management fees $ 127,789 450,086 $ 41,541 General and administrative
            expenses                   41,260      181,903          18,217

      The General Partners are entitled to 10% of Net Cash Receipts available for distribution, subject to certain subordination levels following the termination of the offering, which from the inception of the offering through September 30, 1995 total approximately $3,880,000, of which $3,543,000 is subordinated.


3)    Subsequent Event

      In October 1995, the Partnership paid $1,364,160 to the Limited Partners representing the quarterly distribution for the third quarter of 1995.
{PAGE}
                 Balcor/Colonial Storage Income Fund - 86
                     (An Illinois Limited Partnership)
                   MANAGEMENT'S DISCUSSION AND ANALYSIS




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


Operations

Summary of Operations

Improved market conditions in cities where many of the Partnership's properties are located were the primary reason for the increase in net income generated by the Partnership during the quarter and nine months ended September 30, 1995 as compared to the same periods in 1994. No material events occurred in 1994 or 1995 which signficantly impacted the net income of the Partnership. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994

Rental income and property management fees increased for the quarter and nine months ended September 30, 1995 as compared to the same periods in 1994 due to increased occupancy levels and rental rates at certain of the Partnership's mini-warehouse facilities, particularly those located in the Georgia, Midwestern and Florida regions.

As a result of increases in interest rates and funds available for investment, interest income on short-term investments increased during the quarter and nine months ended September 30, 1995 as compared to the same periods in 1994.

General and administrative expenses increased for the quarter and nine months ended September 30, 1995 as compared to 1994 due to an increase in professional fees.
{PAGE}
Liquidity and Capital Resources

The cash position of the Partnership increased from December 31, 1994 to September 30, 1995 primarily due to improved operations at several of the Partnership's properties.

In October 1995, the Partnership paid $1,364,160 ($5.31 per Interest) to Limited Partners, representing the distribution for the third quarter of 1995. Quarterly distributions increased from $4.97 per Interest for the first and second quarters of 1995 to $5.31 per Interest for the third quarter of 1995 due to improved operating results at several of the Partnership's mini-warehouse facilities. To date, the Partnership has distributed $141.55 per $250 Interest. The General Partners believe the cash generated from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future cash distributions to Limited Partners will be dependent upon the amount of cash flow generated by the Partnership's properties as to which there can be no assurance. Pursuant to the Partnership Agreement, the General Partners are entitled to 10% of Net Cash Receipts available for distribution, subject to certain subordination levels following the termination of the offering. From the inception of the offering through September 30, 1995, the General Partner's share of Net Cash Receipts totaled approximately $3,880,000 of which $3,543,000 is subordinated. The General Partners are entitled to receive such subordinated amounts only from distributed Net Cash Proceeds after subordination levels are met. The General Partners intend to retain on behalf of the Partnership cash reserves deemed adequate to meet working capital requirements as they may arise.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs, which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.
{PAGE}
                 Balcor/Colonial Storage Income Fund - 86
                     (An Illinois Limited Partnership)

                        Part II - Other Information




Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:


                (4) Form of Subscription Agreement previously filed as Exhibit 4.1 included in the Amendment No. 1 to the Registrant's Registration Statement on Form S-11, dated October 10, 1986, (Registration No. 33-
                     6669) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-15639) are incorporated herein by reference.

                (27) Financial Data Schedule of the Registrant
                     for the nine months ended September 30, 1995 is attached hereto.

           (b)  Reports on Form 8-K:

                No reports on Form 8-K were filed during the quarter ended September 30, 1995.
{PAGE}
                                SIGNATURES


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


Date:        November 13, 1995