Form 10-K
period 1995-12-31
BALCOR COLONIAL STORAGE INCOME FUND 86
filed 1996-03-20
CIK 795748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

				   Washington, D.C. 20549

					  FORM 10-K

(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995
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


			 Balcor Plaza
    2355 Waukegan Road Suite A200 Bannockburn, Illinois                60015
       (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (847) 267-1600

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

					PART I

Item 1.    Business

Balcor/Colonial Storage Income Fund - 86 (the "Registrant") is a limited partnership formed in May 1986 under the laws of the State of Illinois, which raised $64,226,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of income-producing mini-warehouse and office/warehouse facilities and all financial information included in this report relates to that industry segment.

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

The Registrant received two unsolicited offers for the purchase of Limited Partnership Interests ("tender offers") in January 1996. The tender offers were made by Public Storage, Inc. ("Public Storage") and Everest Storage Investors, LLC ("Everest"). Both stated that their primary motive in making the offer was to make a profit from the purchase of the Interests. The Registrant incurred administrative costs in responding to the tender offers and may incur additional costs if additional tender offers are made in the future. The General Partners cannot predict with any certainty what the impact of any future tender offers will have on the operations or management of the Registrant.

On March 6, 1996 the Registrant entered into a purchase contract with an unaffiliated third party to sell the assets and liabilities related to all twenty four of its mini-warehouse facilities (the "Properties"), subject to certain contingencies, for cash of $67,100,000. The contract contemplates that the sale of the Properties will be consummated on May 15, 1996, but may, under certain limited circumstances, be extended to not later than July 15, 1996.

The sale of the Properties is contingent upon, among other things, the completion of the purchaser's satisfactory review of survey, title and environmental matters. Pursuant to the contract, the results of such review may cause adjustments to the final purchase price or, in certain events, could result in the termination of the purchase contract. Additionally, the Partnership Agreement requires the approval of the holders of a majority of the then outstanding Interests for any such sale. If such approval is obtained from the Limited Partners, the Properties will be sold, all available proceeds will be distributed to the Partners in accordance with the Partnership Agreement and the Registrant will be dissolved.

The Partnership Agreement provides that the proceeds of any sale, financing, or refinancing, will not be reinvested in new acquisitions, except that net proceeds may be used to purchase or finance improvements or additions to the Registrant's properties.

The Registrant, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for contamination as appropriate. The General Partners are not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers, directors, and employees of Balcor Storage Partners-86 and Colonial Storage 86, Inc., the General Partners of the Registrant, and their affiliates perform certain services for the Registrant. The Registrant currently has 5 full time and 56 part-time employees engaged in its operations.

Item 2.    Properties

As of December 31, 1995, the Registrant owned the properties described below:

						     Net
						  Rentable
				 Land               Area               No. of
				 Area              (Square            Rentable
   Location                     (Acres)             Feet)              Spaces

201 Cobb Parkway
Marietta, Georgia                  3.1              47,980               431

6390 Winchester Road
Memphis, Tennessee                 2.3              39,444               360

5675 Summer Avenue
Memphis, Tennessee (1)             2.4              46,010               377

2064 Briarcliff
Atlanta, Georgia (2)               2.8              45,700               174

4333 Jackson Drive
Garland, Texas                     3.1              72,572               612

321 East Buckingham Road
Garland, Texas                     2.1              40,701               299

3218 South Garnett Road
Tulsa, Oklahoma                    3.7              57,540               464

5708 Fort Caroline Road
Jacksonville, Florida              3.7              67,925               768

3401 Avenue K
Plano, Texas (3)                   4.7              87,654               897

4301 and 4324 Poplar Level Road
Louisville, Kentucky (4)           4.1              81,892               798

2719 Morse Road
Columbus, Ohio                     4.3              62,190               518

5036 Cleveland Avenue
Fort Myers, Florida                5.0              65,086               583

3281 Western Branch Boulevard
Chesapeake, Virginia               5.5              75,201               747

2300 Kangaroo Drive
Durham, North Carolina             4.0              47,502               657

28 W 650 Roosevelt Road
Winfield, Illinois (5)             5.6              48,145               550

1131 Semoran Boulevard
Casselberry, Florida               3.9              67,159               641

36 Pine Knoll Road
Greenville, South Carolina (6)     4.2              50,325               446

750 East Third Street
Lexington, Kentucky                3.3              55,700               450

1900 U.S. Highway 19 South
Tarpon Springs, Florida            5.4              80,732               748

7415 West Dean Road
Milwaukee, Wisconsin (7)          11.7             205,190             1,107

W229 N590 Foster Court and
N5 W22966 Bluemound Road
Waukesha, Wisconsin (8)            3.0              49,632               219

3120 Breckenridge Lane
Louisville, Kentucky               2.1              34,490               329

2275 South Semoran Boulevard
Orlando, Florida                   1.9              30,050               345

11195 Alpharetta Highway
Roswell, Georgia                   9.1             113,310               680

       (1) The property consists of 374 units of mini-warehouse space and 3 units of office/warehouse space.

       (2) The property consists of 156 units of mini-warehouse space and 18 units of office/warehouse space.

       (3) The property consists of 855 units of mini-warehouse space and 42 paved parking spaces.

       (4)     4301 and 4324 Poplar Level Road were purchased as one unit

       (5) The property consists of 455 units of mini-warehouse space and 95 parking spaces.

       (6) The property consists of 433 units of mini-warehouse space and 13 units of office/warehouse space.

       (7) The property consists of 694 units of mini-warehouse space and 413 paved parking spaces.

       (8) The property consists of 209 units of mini-warehouse space and 10 units of office/warehouse space.

In the opinion of the General Partners, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

Item 3.     Legal Proceedings

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1995.




Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

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

As of December 31, 1995, the number of record holders of Limited
Partnership Interests of the Registrant was approximately 8,950.

Item 6.      Selected Financial Data



				   Year Ended December 31
		     1995        1994        1993         1992         1991

Rental income   $  8,821,564   8,385,428   7,703,850   7,174,918    6,837,782

Interest income $    145,334      96,709      59,644      76,739      133,419

Net income      $  4,268,952   3,909,878   3,149,115   2,650,263    2,338,757

Net income per
Limited
Partnership
Interest        $      16.45       15.07       12.14       10.21         9.01

Taxable
income          $  4,627,553   4,243,760   3,483,158   3,019,741    2,737,570

Taxable
income per
Limited
Partnership
Interest        $      17.83       16.35       13.42       11.64        10.55

Cash and
cash
equivalents     $  3,595,948   3,242,344   2,648,551   2,611,021    2,391,363

Total mini-
warehouse
properties, net
of accumulated
depreciation    $ 41,768,686  43,075,131  44,253,257  45,388,343   46,764,159

Total assets    $ 45,544,330  46,504,585  47,121,971  48,385,013   49,914,775

Distributions
to Limited
Partners        $  5,114,958   4,596,013   4,385,352   4,236,355    4,141,081

Distributions
per Limited
Partnership
Interest         $     19.91       17.89       17.07       16.49        16.12

Properties
owned on
December 31               24          24          24          24           24

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Summary of Operations

Improved market conditions in cities where many of Balcor/Colonial Storage Income Fund-86's (the "Partnership") properties are located and increased rental income resulting from ongoing capital improvement programs were primarily responsible for the increases in net income generated by the Partnership in 1995, 1994 and 1993. No material events occurred during these periods which significantly impacted the net income of the Partnership. Further discussion of the Partnership's operations is summarized below.

Operations

1995 Compared to 1994

Rental income during 1995 increased when compared to 1994 primarily due to increased rental rates in Georgia and Florida. Property management fees, which are 6% of gross mini-warehouse rents and 5% of gross office warehouse rents, increased correspondingly.

Interest income on short term investments increased from 1994 to 1995 due to an increase in cash available for investment and higher interest rates.


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

Liquidity and Capital Resources

The cash position of the Partnership increased from December 31, 1994 to December 31, 1995. The Partnership's cash flow provided by operating activities in 1995 was generated primarily by the operations of the mini-warehouse and office-warehouse properties and interest income earned on the Partnership's short-term investments, which was partially offset by administrative expenses. This cash flow was used in investing activities to make capital improvements to the properties and in financing activities to provide distributions to the Limited Partners.

Accounts receivable net of the related allowance for doubtful accounts increased from December 31, 1994 to December 31, 1995 due to the level and timing of collection efforts. The timing of collection efforts are determined by individual state law. There have been no changes in the credit terms extended to the Partnership's customers nor in the method used to allow for doubtful accounts.

In January 1996, the Partnership paid $1,446,370 ($5.63 per Interest) to the Limited Partners, representing the distribution for the fourth quarter of 1995. Quarterly distributions increased from $5.31 per Interest for the third quarter of 1995 to $5.63 per Interest for the fourth quarter of 1995 due to improved operating results at several of the Partnership's mini-warehouse facilities. Including the January 1996 distribution, the Partnership has distributed $147.19 per $250 Interest, of which $145.80 represents Net Cash Receipts and $1.39 represents Net Cash Proceeds. It is anticipated that, in the event the sale of the Partnership's mini-warehouse facilities as discussed in Item 1 is consummated, Net Cash Proceeds and remaining Net Cash Receipts will be distributed to the Limited and General Partners in accordance with the Partnership Agreement and the Partnership will be dissolved. Should the sale not be consummated, the General Partners believe the cash generated from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future cash distributions to Limited Partners will be dependent upon the amount of cash flow generated by the Partnership's properties as to which there can be no assurance. Pursuant to the Partnership Agreement, the General Partners are entitled to 10% of Net Cash Receipts available for distribution, subject to certain subordinations in the periods following the termination of the offering. From the inception of the offering through December 31, 1995, the General Partners' share of Net Cash Receipts totaled approximately $4,040,000, of which $3,410,000 is subordinated. The General Partners are entitled to receive such subordinated amounts only from distributed Net Cash Proceeds.

The General Partners intend to retain on behalf of the Partnership cash reserves deemed adequate to meet working capital requirements as they may arise.

In 1995 the Financial Accounting Standards Board issued Statement SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership periodically reevaluates the carrying amounts of its long-lived assets and the related depreciation and amortization periods as discussed in the notes to the Partnership's Financial Statements, and the Partnership believes that the adoption of SFAS No. 121 will not have a material effect on its financial statements.

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

The net effect of the differences between the financial statements and the tax information is summarized as follows:

			       December 31, 1995          December 31, 1994
			    Financial        Tax       Financial        Tax
			    Statements      Return     Statements      Return

Total assets               $45,544,330   56,757,543    46,504,585   57,361,197
Partners' capital accounts:
    General Partners       $   220,783      246,046       178,093      199,771
    Limited Partners       $44,451,350   55,641,300    45,340,046   56,174,980
Net income:
    General Partners       $    42,690       46,276        39,099       42,438
    Limited Partners       $ 4,226,262    4,581,277     3,870,779    4,201,322
    Per Limited Partnership
      Interest             $     16.45        17.83         15.07        16.35



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

(b,c,
&e) The names, ages, and business experience of the executive officers and significant employees of the General Partners of the Registrant are as follows:

	Balcor Storage Partners-86

		   TITLE                                      OFFICERS

	Chairman, President and Chief                   Thomas E. Meador
	  Executive Officer
	Senior Vice President                           Alexander J. Darragh
	Senior Vice President                           Josette V. Goldberg
	Senior Vice President                           Alan G. Lieberman
	Senior Vice President, Chief                    Brian D. Parker
	 Financial Officer, Treasurer
	 and Assistant Secretary
	Senior Vice President                           John K. Powell, Jr.


	Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

	Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility of Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

	Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional
	(SHRP).

	Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

	Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

	John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.


	Colonial Storage 86, Inc.

	     Name                                       Title

	James R. Pruett                 President, Vice President, Director
	James N. Danford                Secretary, Treasurer



	James R. Pruett (September 1942) received his Bachelor of Science degree from McMurry College in Abilene, Texas, in 1965. Mr. Pruett is President and a Director of Colonial Storage 85, Inc., which serves as a General Partner of Balcor/Colonial Storage Income Fund - 85 (BCSIF-85). Mr. Pruett developed the first Atlanta, Georgia, Colonial Self Storage mini-warehouse facility in 1972. Since that time, he has handled substantially all business aspects of mini-warehouse development, construction, operation, and management. Mr. Pruett has directed the site selection and development or acquisition of numerous locations for mini-warehouses and office warehouses. Mr. Pruett is President and a Director of Colonial Storage Management 85, Inc. ("CSM-85) and Colonial Storage Management 86, Inc.("CSM-86), which manage the properties of BCSIF-85 and the Registrant, respectively.

	James N. Danford (January 1959) received his Bachelor of Business Administration degree from The University of Texas at Arlington. Mr. Danford was a senior accountant with a public accounting firm prior to joining Colonial Storage Centers in June of 1986.
	Mr. Danford is a Certified Public Accountant, member of the Texas Society of Certified Public Accountants, and is chief financial officer of CSM-86, Registrant, BCSIF-85 and CSM-85.

	The sole director of Colonial Storage 86, Inc. is not a director in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15 (b) of the Act or any company registered as an investment company under the Investment Company Act of 1940, but is a director of one other corporation which acts as a general partner of a limited partnership which has a class of securities registered pursuant to Section 12 of the Act.

(d) There is no family relationship between any of the foregoing officers or director.

(f) To the best of the Registrant's knowledge, there have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any current director or executive officer of Colonial Storage Management 86, Inc., Colonial Storage 86, Inc., or any current executive officer of Balcor Storage Partners-86, during the past five years.

Item 11.     Executive Compensation

(a,b,c,
d&e) The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partners. Certain of these officers receive compensation from The Balcor Company and Colonial Storage 86, Inc. (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partners believe that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 2 of Notes to Financial Statements for the information relating to transactions with affiliates.


Item 12.     Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 1995 no person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Storage Partners-86 and Colonial Storage 86, Inc. and their officers and director own no Limited Partnership Interests in the Registrant.

	Relatives and affiliates of the officers or director of the General Partners own no Limited Partnership Interests in the Registrant.

(c) Registrant has executed a contract for the sale of all of the Registrant's properties. The Registrant is currently in the process of preparing the documents necessary to obtain the approval of the Limited Partners for this transaction. If such approval is obtained from the Limited Partners, the properties will be sold, all available proceeds will be distributed to the Partners in accordance with the Partnership Agreement and the Registrant will be dissolved.

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


	     (27) Financial Data Schedule of the Registrant for the year ended December 31, 1995 is attached hereto.


(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.


(c)  Exhibits:  See Item 14 (a)(3) above.


(d) Financial Statement Schedules: See Index to Financial Statements on Page F-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

				   BALCOR/COLONIAL STORAGE INCOME FUND -86



				   By:     /s/ James N. Danford
					       James N. Danford
					       Secretary/Treasurer (Principal
					       Financial and Accounting
					       Officer) of Colonial Storage 86,
					       Inc., a General Partner
Date:  March 19, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature                          Title                     Date


		       President and Chief Executive Officer
		       (Principal Executive Officer) of Balcor
/s/ Thomas E. Meador   Storage Partners-86, a General Partner    March 19, 1996
    Thomas E. Meador

		       Senior Vice President, Chief
		       Accounting and Financial Officer
		       (Principal Accounting and Financial
		       Officer) of Balcor Storage Partners-86,
/s/ Brian D. Parker    a General Partner                         March 19, 1996
    Brian D. Parker



		       President and Director of Colonial
/s/ James Pruett       Storage 86 Inc., a General Partner        March 19, 1996
    James Pruett



		       Secretary/Treasurer (Principal Financial
		       and Accounting Officer) of Colonial
/s/ James N. Danford   Storage 86, Inc., a General Partner       March 19, 1996
    James N. Danford

			 Index to Financial Statements



								      Pages

Independent Auditors' Report                                           F-2

Financial Statements:

    Balance Sheets as of December 31, 1995 and 1994                    F-3

    Statements of Income, years ended December 31, 1995, 1994
      and 1993                                                         F-4

    Statements of Partners' Capital, years ended December 31, 1995,
      1994 and 1993                                                    F-5

    Statements of Cash Flows, years ended December 31, 1995, 1994
      and 1993                                                         F-6

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor/Colonial Storage Income Fund - 86 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.




					  KPMG Peat Marwick LLP


Fort Worth, Texas
February 9, 1996, except as to
Note 3 which is as of March 6, 1996

		   Balcor/Colonial Storage Income Fund - 86
		      (An Illinois Limited Partnership)

				Balance Sheets

			  December 31, 1995 and 1994

							 1995           1994
Assets  (note 3)
Cash and cash equivalents                           $  3,595,948      3,242,344
Accounts receivable, net of allowance for
  doubtful accounts of $12,079 and $20,781 in
  1995 and 1994, respectively                             87,047         72,413
Other                                                     92,649        114,697
						       3,775,644      3,429,454

Mini-warehouse facilities:
  Land                                                16,925,647     16,925,647
  Buildings                                           36,597,146     36,456,425
  Furniture, fixtures and equipment                      903,419        815,712
						      54,426,212     54,197,784
  Less accumulated depreciation                       12,657,526     11,122,653
  Mini-warehouse facilities, net of
     accumulated depreciation                         41,768,686     43,075,131
						    $ 45,544,330     46,504,585

Liabilities and Partners' Capital (note 3)
Accounts payable                                    $     15,967         11,086
Due to affiliates (note 2)                                59,264        154,794
Accrued liabilities, principally real estate taxes       361,829        382,684
Security deposits                                         72,678         93,321
Deferred income                                          362,459        344,561
  Total liabilities                                      872,197        986,446

Partners' capital (256,904 Limited Partnership
   Interests issued and outstanding)                  44,672,133     45,518,139
						    $ 45,544,330     46,504,585
















See accompanying notes to financial statements

		   Balcor/Colonial Storage Income Fund - 86
		      (An Illinois Limited Partnership)

			    Statements of Income

		 Years ended December 31, 1995, 1994 and 1993

					      1995         1994         1993
Income:
   Rental                               $   8,821,564    8,385,428    7,703,850
   Interest                                   145,334       96,709       59,644
					    8,966,898    8,482,137    7,763,494

Expenses:
   Property operating                       2,262,621    2,207,178    2,118,600
   Depreciation and amortization            1,534,873    1,508,081    1,704,614
   Property management fees (note 2)          495,531      477,153      447,627
   General and administrative (note 2)        404,921      379,847      343,538
					    4,697,946    4,572,259    4,614,379
      Net income                        $   4,268,952    3,909,878    3,149,115

Limited Partners' share of net income
  ($16.45, $15.07 and $12.14 per
   Interest for 1995, 1994 and 1993,
   respectively)                        $   4,226,262    3,870,779    3,117,624
General Partners' share of net income          42,690       39,099       31,491
					$   4,268,952    3,909,878    3,149,115

























See accompanying notes to financial statements.

		   Balcor/Colonial Storage Income Fund - 86
		     (An Illinois Limited Partnership)

		      Statements of Partners' Capital

		 Years ended December 31, 1995, 1994 and 1993

				       Limited        General
				       Partners       Partners        Total

Balance at December 31, 1992        $ 47,333,008      107,503       47,440,511

Net income                             3,117,624       31,491        3,149,115

Cash distributions
   ($17.07 per Interest)              (4,385,352)       -           (4,385,352)

Balance at December 31, 1993          46,065,280      138,994       46,204,274

Net income                             3,870,779       39,099        3,909,878

Cash distributions
   ($17.89 per Interest)              (4,596,013)       -           (4,596,013)

Balance at December 31, 1994          45,340,046      178,093       45,518,139

Net income                             4,226,262       42,690        4,268,952

Cash distributions
   ($19.91 per Interest)              (5,114,958)       -           (5,114,958)

Balance at December 31, 1995        $ 44,451,350      220,783       44,672,133





















See accompanying notes to financial statements.

		   Balcor/Colonial Storage Income Fund - 86
		      (An Illinois Limited Partnership)

			  Statements of Cash Flows

		 Years ended December 31, 1995, 1994 and 1993

					      1995         1994        1993
Operating activities:
   Net income                             $ 4,268,952    3,909,878   3,149,115
   Adjustments to reconcile net income to
     net cash provided by
      operating activities:
      Depreciation and amortization         1,534,873    1,508,081   1,704,614
      Net change in:
	 Net accounts receivable              (14,634)      10,490      12,330
	 Other assets                          22,048       22,563     (50,844)
	 Accounts payable                       4,881       (7,063)      7,442
	 Due to affiliates                    (95,530)     102,881      10,402
	 Accrued liabilities                  (20,855)     (11,587)    (63,197)
	 Security deposits                    (20,643)     (37,415)    (27,874)
	 Deferred income                       17,898       21,933      46,422
	   Net cash provided
	      by operating activities       5,696,990    5,519,761   4,788,410

Investing activities:
   Additions to mini-warehouse facilities    (228,428)    (329,955)   (365,528)
	   Net cash used in
	      investing activities           (228,428)    (329,955)   (365,528)

Financing activities:
   Distributions to Limited Partners       (5,114,958)  (4,596,013) (4,385,352)
	   Net cash used in financing
	      activities                   (5,114,958)  (4,596,013) (4,385,352)

Net change in cash and cash equivalents       353,604      593,793      37,530
Cash and cash equivalents at
   beginning of year                        3,242,344    2,648,551   2,611,021
Cash and cash equivalents at
   end of year                            $ 3,595,948    3,242,344   2,648,551













See accompanying notes to financial statements.

		   Balcor/Colonial Storage Income Fund - 86
		      (An Illinois Limited Partnership)

			Notes to Financial Statements

		      December 31, 1995, 1994 and 1993



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

		The principal purpose of the Partnership is to acquire, develop, own, maintain, operate, lease and hold for capital appreciation and current income, mini-warehouse facilities offering storage space for business and personal use and office/warehouses offering a combination of office and commercial warehouse space. The Partnership acquired from affiliates four mini-warehouse facilities in 1986 and seven mini-warehouse facilities in 1987. Additionally, the Partnership acquired from nonaffiliated parties four mini-warehouse facilities in 1987 and nine mini-warehouse facilities in 1988. These properties are located in various markets within the United States

	(b)     Allocation of Net Income and Profits

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

		   Balcor/Colonial Storage Income Fund - 86
		      (An Illinois Limited Partnership)

			Notes to Financial Statements

	(c)     Cash Distributions

		Net Cash Receipts available for distribution from operations shall be distributed 90% to the Limited Partners and 10% to the General Partners, 9% as a partnership incentive management fee and 1% as their distributable share from operations. Distributions from operations to the General Partners are subordinated to receipt by the Limited Partners of a Cumulative Distribution of 6% of Adjusted Original Capital ($63,868,903 at December 31, 1995) during the first twelve month period following the termination of the offering of Interests, 8% during the second twelve month period following the termination of the offering of Interests, and 10% during each twelve month period thereafter.

		Net Cash Proceeds from sales or refinancings shall be distributed first to the Limited Partners until they have received an amount equal to their Original Capital plus any deferred portion of the Cumulative Distribution. If the receipt of any portion of the General Partners' 10% share of Net Cash Receipts from operations has been deferred (approximately $3,410,000 has been deferred as of December 31, 1995), then available Net Cash Proceeds shall thereafter be distributed to the General Partners to the extent of such deferred amounts. Thereafter, remaining Net Cash Proceeds shall be distributed 85% to the Limited Partners and 15% to the General Partners.

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

		The Partnership records its investments in real estate at cost,

		  Balcor/Colonial Storage Income Fund - 86
		      (An Illinois Limited Partnership)

			Notes to Financial Statements


		and periodically reevaluates the propriety of the carrying amounts of its properties as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying amounts or a revised estimate of the useful life. The Partnership compares the undiscounted future net cash flows expected to result from the use of each of its properties to the carrying amount of that property to determine whether the Partnership shall recognize an impairment loss. The Partnership believes that no impairment has occurred and that no reduction of the estimated useful lives is warranted.

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

		The tax bases of the Partnership's assets and liabilities exceeded the amounts recorded in the Financial Statements at December 31, 1995 and 1994, by $11,213,213 and
		$10,856,612, respectively.

	(g)     Use of Estimates

		Management of the Partnership has made a number of estimates and assumptions relating to the reporting of Assets and Liabilities to prepare these financial statements in conformity with Generally Accepted Accounting Principles. Actual results could differ from those estimates.

	(h)     Fair Value of Financial Instruments

		In accordance with the reporting requirements of Statement on Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of its financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

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

	Certain general and administrative expenses are reimbursed to affiliates of the General Partners to cover administrative requirements of the Partnership.

	Fees and expenses paid and payable by the Partnership to affiliates for the years ended December 31, 1995, 1994 and 1993, are:

			      1995                1994              1993
			Paid     Payable    Paid     Payable    Paid    Payable

	Property
	management
	fees          $ 573,655    40,619   396,555   118,743  444,086   38,145

	General and
	administrative
	expenses      $ 122,269    18,645   226,199    36,051  218,301   13,768


(3)     Subsequent Events

	On March 6, 1996 the Partnership entered into a purchase contract with an unaffiliated third party to purchase the assets and liabilities related to all twenty four of its mini-warehouse facilities (the "Properties"), subject to certain contingencies, for cash of $67,100,000. The contract contemplates that the sale of the Properties will be consummated on May 15, 1996, but may, under certain limited circumstances, be extended to not later than July 15, 1996.

	The sale of the Properties is contingent upon, among other things, the completion of purchaser's satisfactory review of survey, title and environmental matters. Pursuant to the contract, the results of such review may cause adjustments to the final purchase price or, in certain events, could result in the termination of the purchase contract. Additionally, the Partnership Agreement requires the approval of the holders of a majority of the then outstanding Interests for any such sale. If such approval is obtained from the Limited Partners, the Properties will be sold, all available proceeds will be distributed to the Partners in accordance with the Partnership Agreement and the Partnership will be dissolved.