Form 10-K/A
period 1995-12-31
BALCOR COLONIAL STORAGE INCOME FUND 86
filed 1996-04-19
CIK 795748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

				   Washington, D.C. 20549

					  FORM 10-K/A

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

Operations

1995 Compared to 1994

Rental income increased during 1995 when compared to 1994 primarily due to increased rental rates of approximately 11.3% in Georgia and approximately 6% in Florida. Property management fees, which are 6% of gross mini-warehouse rents and 5% of gross office warehouse rents, increased correspondingly.

Interest income on short term investments increased from 1994 to 1995 due to an increase in cash available for investment and higher interest rates.


1994 Compared to 1993

Rental income increased during 1994 as compared to 1993 due to an increase in average rental rates of approximately 6.4%. Growth was particularly strong in Kentucky, Tennessee, Georgia and Florida. As a result of this increase, property management fees also increased during this period.

Due to higher interest rates and amounts available for investment, interest income on short term investments increased during 1994 as compared to 1993.

Increased payroll and maintenance expenses resulted in an increase in property operating expenses for 1994 as compared to 1993. Payroll expenses increased approximately 18% due to an increase in incentive payments to property managers and an increase in salary rates for new employees. Maintenance expenses increased approximately 17% due primarily to snow removal in February and March at sites in Wisconsin, Illinois, Ohio, Kentucky and Virginia.

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

In January 1996, the Partnership paid $1,446,370 ($5.63 per Interest) to the Limited Partners, representing the distribution for the fourth quarter of 1995. Quarterly distributions increased from $5.31 per Interest for the third quarter of 1995 to $5.63 per Interest for the fourth quarter of 1995 due to improved operating results at several of the Partnership's mini-warehouse facilities. Including the January 1996 distribution, the Partnership has distributed $147.18 per $250 Interest, of which $145.80 represents Net Cash Receipts and $1.38 represents Net Cash Proceeds. It is anticipated that, in the event the sale of the Partnership's mini-warehouse facilities as discussed in Item 1 is consummated, Net Cash Proceeds and remaining Net Cash Receipts from operations prior to closing will be distributed to the Limited and General Partners in accordance with the Partnership Agreement. Should the sale not be consummated, the General Partners believe the cash generated from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future cash distributions to Limited Partners will be dependent upon the amount of cash flow generated by the Partnership's properties as to which there can be no assurance. Pursuant to the Partnership Agreement, the General Partners are entitled to 10% of Net Cash Receipts available for distribution, subject to certain subordinations in the periods following the termination of the offering. From the inception of the offering through December 31, 1995, the General Partners' share of Net Cash Receipts totaled approximately $4,040,000, of which $3,410,000 is subordinated.

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