Form 10-Q
period 1996-03-31
BALCOR COLONIAL STORAGE INCOME FUND 86
filed 1996-05-15
CIK 795748

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1996
                                                OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to



Commission file number:  0-15639



                   Balcor/Colonial Storage Income Fund - 86

            (Exact name of registrant as specified in its charter)


          Illinois                                    36-3435425
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


              Balcor Plaza
     2355 Waukegan Road Suite A200
          Bannockburn, Illinois                          60077
     (Address of principal executive                   (Zip Code)
                 offices)


Registrant's telephone number, including area code (847) 267-1600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No     .


{PAGE}
                   Balcor/Colonial Storage Income Fund - 86
                      (An Illinois Limited Partnership)
                               Balance Sheets
                     March 31, 1996 and December 31, 1995

                                                      1996
                                                  (Unaudited)         1995
Assets
Cash and cash equivalents                         $  3,480,205      3,595,948
Accounts receivable, net of allowance for doubtful
   accounts of $13,053 at March 31, 1996 and
   $12,079 at December 31, 1995                         59,255         87,047
Other                                                  119,220         92,649
                                                     3,658,680      3,775,644

Mini-warehouse facilities:
  Land                                              16,925,647     16,925,647
  Buildings                                         36,637,344     36,597,146
  Furniture, fixtures, and equipment                   937,575        903,419
                                                    54,500,566     54,426,212
  Less accumulated depreciation                     13,036,085     12,657,526
    Mini-warehouse facilities, net of accumulated
       depreciation                                 41,464,481     41,768,686
                                                  $ 45,123,161     45,544,330

Liabilities and Partners' Capital
  Accounts payable                                $    112,175         15,967
  Due to affiliates                                     80,340         59,264
  Accrued liabilities, principally real
   estate taxes                                        376,648        361,829
  Security deposits                                     73,235         72,678
  Deferred income                                      390,637        362,459
  Total liabilities                                  1,033,035        872,197

Partners' capital:
   Limited Partners'(256,904 Limited Partnership
     Interests issued and outstanding)              43,860,699     44,451,350
   General Partners'                                   229,427        220,783
                                                    44,090,126     44,672,133
                                                  $ 45,123,161     45,544,330

See accompanying notes to financial statements.

{PAGE}
                   Balcor/Colonial Storage Income Fund - 86
                      (An Illinois Limited Partnership)
                            Statements of Income
              For the Three Months Ended March 31, 1996 and 1995
                                (Unaudited)


                                                         1996            1995
Income:
   Rental                                            $2,161,996       2,113,530
   Interest on short term investments                    36,378          32,399
                                                      2,198,374       2,145,929

Expenses:
  Property operating                                    606,104         552,224
  Depreciation and amortization                         378,559         378,558
  Property management fees                              124,248         122,992
  General and administrative                            225,100         119,149
                                                      1,334,011       1,172,923
    Net income                                       $  864,363         973,006

Limited Partners' share of net income ($3.33 and
  $3.75 per Interest for the three months ended
  March 31, 1996 and 1995, respectively)             $  855,719         963,276
General Partners' share of net income                     8,644           9,730
                                                     $  864,363         973,006

Distribution to Limited Partners ($5.63 and $4.66
  per Interest for the three months ended
  March 31, 1996 and 1995, respectively)             $1,446,370       1,197,168


See accompanying notes to financial statements.

{PAGE}
                   Balcor/Colonial Storage Income Fund - 86
                      (An Illinois Limited Partnership)
                          Statements of Cash Flows
              For the Three Months Ended March 31, 1996 and 1995
                                (Unaudited)

                                                         1996            1995
Operating activities:
  Net income                                        $  864,363         973,006
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                    378,559         378,558
      Net change in:
        Net accounts receivable                         27,792          13,254
        Other assets                                   (26,571)        (17,210)
        Accounts payable                                96,208         (11,086)
        Due to affiliates                               21,076         (47,308)
        Accrued liabilities                             14,819         (52,480)
        Security deposits                                  557          (6,801)
        Deferred income                                 28,178          46,660
          Net cash provided by operating
            activities                               1,404,981       1,276,593

Investing activities:
  Additions to mini-warehouse facilities               (74,354)        (68,616)
    Net cash used in investing activities              (74,354)        (68,616)

Financing activities:
  Distribution to Limited Partners                  (1,446,370)     (1,197,168)
    Net cash used in financing activities           (1,446,370)     (1,197,168)

Net change in cash and cash equivalents               (115,743)         10,809
Cash and cash equivalents at beginning of period     3,595,948       3,242,344
Cash and cash equivalents at end of period         $ 3,480,205       3,253,153


See accompanying notes to financial statements.

{PAGE}
                   Balcor/Colonial Storage Income Fund - 86
                      (An Illinois Limited Partnership)
                        Notes to Financial Statements




1)     Summary of Significant Accounting Policies

       In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the three months ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2)     Agreement to Sell Partnership's Mini-Warehouse Facilities

       On March 6, 1996 the Partnership entered into a purchase contract with an unaffiliated third party to sell the assets and liabilities related to all twenty four of its mini-warehouse facilities (the "Properties"), subject to certain contingencies, for cash of $67,100,000. The contract contemplates that the sale of the Properties will be consummated on May 15, 1996, but may, under certain limited circumstances, be extended to not later than July 15, 1996.

       The Partnership Agreement requires the approval of the holders of a majority of the outstanding Interests for any such sale. If such approval is obtained from the Limited Partners, the Properties will be sold and all available proceeds will be distributed to the Partners in accordance with the Partnership Agreement.

3)     Transactions With Affiliates

       The Partnership has an agreement with an affiliate of Colonial
       Storage 86, Inc. to supervise and direct the business and affairs associated with the mini-warehouse and office/warehouse facilities for fees of 6% and 5%, respectively, of the gross revenues of the facilities.

       Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1996 are:
                                                 Paid                Payable
       Property management fees                $123,491              $41,376
       General and administrative expenses       46,342               38,964

       The General Partners are entitled to 10% of Net Cash Receipts available for distribution, subject to certain subordination levels following the termination of the offering, which from the inception of the offering through March 31, 1996 totaled approximately $4,200,000 of which $3,863,000 is subordinated.

4)     Subsequent Event

       In April 1996, the Partnership paid $1,484,905 to the Limited Partners representing the quarterly distribution for the first quarter of 1996.

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.


Operations

Summary of Operations

Net income decreased for the first quarter of 1996 as compared to the first quarter of 1995. No material events occurred in 1995 or 1996 which signficantly impacted the net income of the Partnership. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995

Rental income increased for the first quarter of 1996 as compared to the same period in 1995 due to an increase in rental rates in all regions of the Partnership's mini-warehouse facilities. The regions with the most significant rate increases were Florida with 6.8% and the Carolinas with 9.2%.

As a result of an increase in funds available for investment, interest income on short-term investments increased during the three months ended March 31, 1996 as compared to the same period in 1995.

Property operating expenses increased for the first quarter of 1996 as compared to the first quarter of 1995 due to a forty one percent increase in insurance expenses and a four percent increase in real estate taxes. Insurance expenses increased due to an adjustment of the 1995 workmans compensation premiums during the first quarter of 1996. Real estate taxes increased due to an overall increase in the estimated property values and rates for 1996.

As a result of legal fees incurred in connection with the tender offers and the sale contract, administrative expneses increased during the three months ended March 31, 1996 as compared to the same period in 1995.

Liquidity and Capital Resources

The cash or near cash position of the Partnership decreased by approximately $116,000 from December 31, 1995 to March 31, 1996. The Partnership's cash flow provided by operating activities in the first quarter of 1996 of $1,405,000 was generated primarily by the operations of the mini-warehouse properties and interest income earned on the Partnership's short-term investments, which was
partially offset by administrative expenses.   This cash flow was used in
investing activities to make capital improvements to the properties totaling approximately $74,000 and in financing activities to make distributions to the Limited Partners of approximately $1,446,000.

Accounts receivable net of the related allowance for doubtful accounts decreased from December 31, 1995 to March 31, 1996 due to the level and timing of collection efforts. The timing of collection efforts are determined by individual state law. There have been no changes in the credit terms extended to the Partnership's customers nor in the method used to allow for doubtful accounts.

In April 1996, the Partnership paid $1,484,905 ($5.78 per Interest) to the Limited Partners, representing the distribution for the first quarter of 1996. Quarterly distributions increased from $5.63 per Interest for the fourth quarter of 1995 to $5.78 per Interest for the first quarter of 1996 due to improved operating results at several of the Partnership's mini-warehouse facilities. Including the April distribution the Partnership has distributed $152.96 per $250 Interest. It is anticipated that, in the event the sale of the Partnership's mini-warehouse facilities as discussed in Note 2 of Notes to Financial Statements is consummated, Net Cash Proceeds and remaining Net Cash Receipts from operations prior to closing will be distributed to the Limited and General Partners in accordance with the Partnership Agreement. Should the sale not be consummated, the General Partners believe the cash generated from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future cash distributions to Limited Partners will be dependent upon the amount of cash flow generated by the Partnership's properties as to which there can be no assurance. Pursuant to the Partnership Agreement, the General Partners are entitled to 10% of Net Cash Receipts available for distribution, subject to certain subordination levels following the termination of the offering. From the inception of the offering through March 31, 1996, the General Partners' share of Net Cash Receipts totaled approximately $4,200,000 of which $3,683,000 is subordinated. The General Partners are entitled to receive such subordinated amounts only from distributed Net Cash Proceeds after subordination levels are met. The General Partners intend to retain on behalf of the Partnership cash reserves deemed adequate to meet working capital requirements as they may arise.

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

                (10)   Material Contracts:
                       Agreement of Sale between Storage Trust Properties L.P. and Balcor/Colonial Storage Income Fund-86, dated as of March 5, 1996, as amended, previously filed as Exhibit
                       2.1 to the Registrant's Current Report on Form 8-K dated March 5, 1996 is incorporated herein by reference.

                 (27) Financial Data Schedule of the Registrant for the quarter ended March 31, 1996 is attached hereto.

           (b)   Reports on Form 8-K:
                 A Current Report on Form 8-K dated March 5, 1996 was filed reporting the contract to sell all 24 mini-warehouse facilities owned by the Registrant.


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

May 15, 1996