Form 10-Q
period 1996-06-30
BALCOR COLONIAL STORAGE INCOME FUND 86
filed 1996-08-14
CIK 795748

FORM 10-Q
		      SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C. 20549

				  Form 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 1996
						OR
	     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to



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

		   Balcor/Colonial Storage Income Fund - 86
		      (An Illinois Limited Partnership)
			       Balance Sheets
		     June 30, 1996 and December 31, 1995

						      1996
						   (Unaudited)         1995
Assets
Cash and cash equivalents                         $    664,199      3,595,948
Accounts receivable, net of allowance for doubtful
   accounts of $12,079 at December 31, 1995             12,240         87,047
Other                                                    7,487         92,649
						       683,926      3,775,644

Mini-warehouse facilities:
  Land                                                   -         16,925,647
  Buildings                                              -         36,597,146
  Furniture, fixtures, and equipment                     -            903,419
							 -         54,426,212
  Less accumulated depreciation                          -         12,657,526
    Mini-warehouse facilities, net of accumulated
       depreciation                                                41,768,686
						  $    683,926     45,544,330

Liabilities and Partners' Capital
  Accounts payable                                $    356,866         15,967
  Due to affiliates                                     36,704         59,264
  Accrued liabilities                                   10,698        361,829
  Security deposits                                      -             72,678
  Deferred income                                        -            362,459
  Total liabilities                                    404,268        872,197

Partners' (deficit) Capital:
   Limited Partners'(256,904 Limited Partnership
     Interests issued and outstanding)                (110,266)    44,451,350
   General Partners'                                   389,924        220,783
						       279,658     44,672,133
						  $    683,926     45,544,330













See accompanying notes to financial statements.

		   Balcor/Colonial Storage Income Fund - 86
		      (An Illinois Limited Partnership)
			    Statements of Income
       For the Three Months and Six Months Ended June 30, 1996 and 1995
				(Unaudited)

					Three Months            Six Months
				      1996        1995       1996       1995
Income:
   Rental                         $ 1,242,247  2,204,179   3,404,243  4,317,709
   Interest on short term
   investments                        234,084     37,738     270,462     70,137
				    1,476,331  2,241,917   3,674,705  4,387,846

Expenses:
  Property operating                  447,285    620,586   1,053,389  1,172,810
  Depreciation and amortization       266,421    378,560     644,980    757,118
  Property management fees             76,104    124,003     200,352    246,995
  Incentive management fees           625,305      -         625,305      -
  General and administrative          132,371     98,801     357,471    217,950
				    1,547,486  1,221,950   2,881,497  2,394,873
				      (71,155) 1,019,967     793,208  1,992,973
Gain on sale of mini-warehouse
  facilities                       23,068,686      -      23,068,686      -
    Net income                    $22,997,531  1,019,967  23,861,894  1,992,973

Limited Partners' share of net
  income ($88.62 and $3.93 per
  Interest for the three months
  ended June 30, 1996 and 1995,
  respectively, and $91.95 and
  $7.68 per Interest for the
  six months ended June 30, 1996
  and 1995, respectively)         $22,767,556  1,009,767  23,623,275  1,973,043
General Partners' share of
  net income                          229,975     10,200     238,619     19,930
				  $22,997,531  1,019,967  23,861,894  1,992,973

Distributions to Limited Partners
  ($259.78 and $4.97 per Interest
  for the three months ended
  June 30, 1996 and 1995,
  respectively, and $265.41 and
  $9.63 for the six months ended
  June 30, 1996 and 1995,
  respectively)                   $66,738,521  1,276,813  68,184,891  2,473,993

Distribution to General Partners  $    69,478      -          69,478      -





See accompanying notes to financial statements.

		   Balcor/Colonial Storage Income Fund - 86
		      (An Illinois Limited Partnership)
			  Statements of Cash Flows
	       For the Six Months Ended June 30, 1996 and 1995
				(Unaudited)

						       1996            1995
Operating activities:
  Net income                                       $23,861,894       1,992,973
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                    644,980         757,118
      Gain on sale of mini-warehouse facilities    (23,068,686)          -
      Net change in:
	Net accounts receivable                         74,807           4,463
	Other assets                                    85,162          40,447
	Accounts payable                                78,399         (11,086)
	Due to affiliates                              (22,560)       (106,723)
	Accrued liabilities                           (351,131)        118,786
	Security deposits                              (72,678)         (9,367)
	Deferred income                               (362,459)         70,479
	  Net cash provided by operating
	    activities                                 867,728       2,857,090

Investing activities:
  Proceeds from sale of mini-warehouse facilities   66,800,000           -
  Closing costs paid on sale of mini-warehouse
    facilities                                      (2,270,755)          -
  Additions to mini-warehouse facilities               (74,353)       (138,606)
    Net cash used in investing activities           64,454,892        (138,606)

Financing activities:
  Distributions to Limited Partners                (68,184,891)     (2,473,993)
  Distribution to General Partners                     (69,478)           -
    Net cash used in financing activities          (68,254,369)     (2,473,993)

Net change in cash and cash equivalents             (2,931,749)        244,491
Cash and cash equivalents at beginning of period     3,595,948       3,242,344
Cash and cash equivalents at end of period        $    664,199       3,486,835














See accompanying notes to financial statements.

		   Balcor/Colonial Storage Income Fund - 86
		      (An Illinois Limited Partnership)
			Notes to Financial Statements




1)     Summary of Significant Accounting Policies

       In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the three months and six months ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2)     Sale of Mini-Warehouse Facilities

       In May, 1996 the Partnership sold to an unaffiliated third party all twenty four of its mini-warehouse facilities for a net cash sales price of $66,800,000. From the proceeds of the sale, the Partnership incurred closing costs of $2,534,255 including sales commissions of $2,004,000 paid to affiliates of the General Partners. The basis in the properties was $41,198,059, which is net of accumulated depreciation of $13,302,506. The sale resulted in a gain for financial statement purposes of $23,177,686.

3)     Transactions With Affiliates

       The Partnership had an agreement with an affiliate of Colonial
       Storage 86, Inc. to supervise and direct the business and affairs associated with the mini-warehouse and office/warehouse facilities for fees of 6% and 5%, respectively, of the gross revenues of the facilities.

       Fees and expenses paid and payable by the Partnership to affiliates for the six months ended June 30, 1996 are:
					       Paid                  Payable
       Property management fees              $  241,728              $   -
       Incentive management fees (A)            625,305                  -
       General and administrative expenses      200,079               36,704
       Sales Commissions (B)                  2,004,000                  -

       (A) The General Partners are entitled to 10% of Net Cash Receipts available for distribution, subject to certain subordination levels following the termination of the offering. During June 1996, the General Partners received $694,783; $625,305 as its incentive management fee and $69,478 as its distributive share of Net Cash Receipts. From the inception of the offering through June 30, 1996 the General Partners' share of Net Cash Receipts totaled approximately $4,825,000 of which $3,863,000 is subordinated.

       (B) In accordance with the Partnership Agreement, the General Partners received sales commissions in connection with the sale of the mini-warehouse facilities.

		   Balcor/Colonial Storage Income Fund - 86
		      (An Illinois Limited Partnership)
		     MANAGEMENT'S DISCUSSION AND ANALYSIS




Balcor/Colonial Storage Income Fund - 86 (the "Partnership") is a limited partnership formed in May 1986. The principal purpose of the Partnership is to acquire, develop, own, maintain, operate, lease, and hold for capital appreciation and current income mini-warehouse facilities offering storage space for business and personal use and office/warehouses offering a combination of office and commercial warehouse space. The Partnership raised $64,226,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire from affiliates 4 mini-warehouse facilities in December 1986 and 7 mini-warehouse facilities in March 1987. Additionally, the Partnership acquired from non-affiliated parties 4 mini-warehouse facilities in 1987 and 9 mini-warehouse facilities in 1988. In May, 1996, the Partnership sold all 24 of its mini-warehouse facilities.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.


Operations

Summary of Operations

In May, 1996 the Partnership sold all of its mini-warehouse facilities to an unaffiliated third party. This sale significantly impacted the net income of the Partnership for 1996. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995

Due to the sale of the Partnership's mini-warehouse facilities, rental income, property operating expenses, depreciation and amortization expense and property management fees decreased for the quarter and six months ended June 30, 1996 as compared to the same periods in 1995.

As a result of the investment of sale proceeds prior to distribution to partners, interest income on short-term investments increased for the quarter and six months ended June 30, 1996 as compared to the same periods in 1995.

The Partnership incurred legal and other professional fees and printing and postage costs in connection with the tender offers during 1996. As a result administrative expenses increased for the quarter and six months ended June 30, 1996 as compared to the same periods in 1995.

Incentive management fees of $625,305 were earned by the General Partners during 1996 in accordance with the Partnership Agreement. See Note 3 of Notes to Financial Statemenst for further information.

Liquidity and Capital Resources

The cash or near cash position of the Partnership decreased by approximately $2,931,000 from December 31, 1995 to June 30, 1996. The Partnership's cash flow provided by operating activities in the first half of 1996 of $759,000 was generated primarily by the operations of the mini-warehouse properties and interest income earned on the Partnership's short-term investments, which was partially offset by administrative expenses. Investing activities consisted primarily of net sale proceeds received totalling approximately $64,638,000 from the sale of the Partnerships mini-warehouse facilities. Financing activities included distributions to the Limited and General Partners of approximately $68,254,000.

In May, 1996 the Partnership sold to an unaffiliated third party all of its mini-warehouse facilities for a net cash sales price of $66,800,000. Sales proceeds were used to pay closing costs, including sales commissions of $2,004,000 paid to affiliates of the General Partners, totaling $2,534,255 of which approximately $262,000 is payable as of June 30, 1996. The majority of the proceeds, together with working capital reserves, were distributed to Limited Partners in June 1996. The remainder has been retained by the Partnership to cover any contingencies arising from future litigation involving the Partnership. It is anticipated that in the absence of any such contingencies arising, the reserves will be distributed to Limited Partners within the next six months, and the Partnership will be terminated.

In May 1996, the Partnership paid $65,253,616 ($254.00 per Interest) to Limited Partners. Of this amount, $680,796 ($2.65 per Interest) represents cash flow from operations for the second quarter of 1996 prior to the sale of the mini-warehouse facilities, and $64,572,820 ($251.35 per Interest) represents sale proceeds and working capital reserves. Including the May distribution, Limited Partners have received distributions of Net Cash Receipts of $154.23 and Net Cash Proceeds of $252.73 totaling $406.96 per $250.00 Interest.

Pursuant to the Partnership Agreement, the General Partners are entitled to 10% of Net Cash Receipts available for distribution, subject to certain subordination levels. The Limited Partners received distributions equal to the subordination level for 1996 (distributions paid in July and October 1995, and January, April and June 1996). The General Partners received $694,783 in June, 1996 ($625,305 as its incentive management fee and $69,478 as its distributive share of Net Cash Receipts). From the inception of the offering through June 30, 1996 the General Partners' share of Net Cash Receipts totaled approximately $4,825,000 of which $3,863,000 is subordinated.

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

		 (27) Financial Data Schedule of the Registrant for the six months ended June 30, 1996 is attached hereto.

	   (b)   Reports on Form 8-K:
		 There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

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


August 12, 1996