Form 10-Q
period 1996-09-30
BALCOR COLONIAL STORAGE INCOME FUND 86
filed 1996-11-13
CIK 795748

FORM 10-Q
		      SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C. 20549

				  Form 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 1996
						OR
	     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to



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

		   Balcor/Colonial Storage Income Fund - 86
		      (An Illinois Limited Partnership)
			       Balance Sheets
		     September 30, 1996 and December 31, 1995

							1996
						     (Unaudited)         1995
Assets
Cash and cash equivalents                           $    329,210      3,595,948
Accounts receivable, net of allowance for doubtful
   accounts of $12,079 at December 31, 1995                -             87,047
Other                                                      1,312         92,649
							 330,522      3,775,644

Mini-warehouse facilities:
  Land                                                     -         16,925,647
  Buildings                                                -         36,597,146
  Furniture, fixtures, and equipment                       -            903,419
							   -         54,426,212
  Less accumulated depreciation                            -         12,657,526
    Mini-warehouse facilities, net of accumulated
       depreciation                                        -         41,768,686
						    $    330,522     45,544,330

Liabilities and Partners' Capital
  Accounts payable                                  $      -             15,967
  Due to affiliates                                       36,747         59,264
  Accrued liabilities                                     23,368        361,829
  Security deposits                                        -             72,678
  Deferred income                                          -            362,459
  Total liabilities                                       60,115        872,197

Partners' (deficit) capital:
   Limited Partners'(256,904 Limited Partnership
     Interests issued and outstanding)                  (119,424)    44,451,350
   General Partners'                                     389,831        220,783
							 270,407     44,672,133
						    $    330,552     45,544,330













See accompanying notes to financial statements.

		   Balcor/Colonial Storage Income Fund - 86
		      (An Illinois Limited Partnership)
			    Statements of Income
       For the Three Months and Nine Months Ended September 30, 1996 and 1995
				(Unaudited)

				    Three Months            Nine Months
				   1996         1995        1996        1995
Income:
   Rental                      $     9,009   2,267,978    3,413,252   6,585,687
   Interest on short term
   investments                       5,403      38,142      275,865     108,279
   Other                            18,795       -           18 795       -
				    33,207   2,306,120    3,707,912   6,693,966

Expenses:
  Property operating                10,682     581,010    1,064,071   1,753,820
  Depreciation and amortization      -         378,558      644,980   1,135,676
  Property management fees           -         125,889      200,352     372,884
  Incentive management fees          -           -          625,305       -
  General and administrative        31,776     101,076      389,247     319,026
				    42,458   1,186,533    2,923,955   3,581,406
				    (9,251)  1,119,587      783,957   3,112,560
Gain on sale of mini-warehouse
  facilities                         -           -       23,068,686       -
    Net (loss) income          $    (9,251)  1,119,587   23,852,643   3,112,560

Limited Partners' share of net
  (loss) income ($(0.03) and
  $4.31 per Interest for the
  three months ended
  September 30, 1996 and 1995,
  respectively, and $91.92 and
  $11.99 per Interest for the
  nine months ended
  September 30, 1996 and 1995,
  respectively)                $    (9,158)  1,108,391   23,614,117   3,081,434
General Partners' share of
  net (loss) income                    (93)     11,196      238,526      31,126
			       $    (9,251)  1,119,587   23,852,643   3,112,560

Distributions to Limited
  Partners ($4.97 per Interest
  for the three months ended
  September 30,1995 and $265.41
  and $14.60 for the nine months
  ended September 30, 1996 and
  1995, respectively)          $     -       1,276,813   68,184,891   3,750,798

Distribution to
  General Partners             $     -           -           68,478       -





See accompanying notes to financial statements.

		   Balcor/Colonial Storage Income Fund - 86
		      (An Illinois Limited Partnership)
			  Statements of Cash Flows
	       For the Nine Months Ended September 30, 1996 and 1995
				(Unaudited)

							 1996            1995
Operating activities:
  Net income                                        $23,852,643       3,112,560
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                     644,980       1,135,676
      Gain on sale of mini-warehouse facilities     (23,068,686)          -
      Net change in:
	Net accounts receivable                          87,047          (4,076)
	Other assets                                     91,337          (7,109)
	Accounts payable                                (15,967)        (11,086)
	Due to affiliates                               (22,517)        (95,036)
	Accrued liabilities                            (338,461)        212,175
	Security deposits                               (72,678)        (15,019)
	Deferred income                                (362,459)         53,029
	  Net cash provided by operating
	    activities                                  795,239       4,381,114

Investing activities:
  Proceeds from sale of mini-warehouse facilities    66,800,000           -
  Closing costs paid on sale of
   mini-warehouse facilities                         (2,533,255)          -
  Additions to mini-warehouse facilities                (74,353)       (186,219)
    Net cash provided by (used in)
     investing activities                            64,192,392        (186,219)

Financing activities:
  Distributions to Limited Partners                 (68,184,891)     (3,750,798)
  Distribution to General Partners                      (69,478)           -
    Net cash used in financing activities           (68,254,369)     (3,750,798)

Net change in cash and cash equivalents              (3,266,738)        444,097
Cash and cash equivalents at beginning of period      3,595,948       3,242,344
Cash and cash equivalents at end of period         $    329,210       3,686,441














See accompanying notes to financial statements.

		   Balcor/Colonial Storage Income Fund - 86
		      (An Illinois Limited Partnership)
			Notes to Financial Statements




1)     Summary of Significant Accounting Policies

       In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the three months and nine months ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2)     Sale of Mini-Warehouse Facilities

       In May, 1996 the Partnership sold to an unaffiliated third party all twenty four of its mini-warehouse facilities for a net cash sales price of $66,800,000. From the proceeds of the sale, the Partnership incurred closing costs of $2,533,255 including sales commissions of $2,004,000 paid to affiliates of the General Partners. The basis in the properties was $41,198,059, which is net of accumulated depreciation of $13,302,506. The sale resulted in a gain for financial statement purposes of $23,068,686.

3)     Transactions With Affiliates

       The Partnership had an agreement with an affiliate of Colonial
       Storage 86, Inc. to supervise and direct the business and affairs associated with the mini-warehouse and office/warehouse facilities for fees of 6% and 5%, respectively, of the gross revenues of the facilities.

       Fees and expenses paid and payable by the Partnership to affiliates for the nine months ended September 30, 1996 are:
					       Paid                  Payable
       Property management fees              $  241,728              $   -
       Incentive management fees (A)            625,305                  -
       General and administrative expenses      204,857               36,747
       Sales Commissions (B)                  2,004,000                  -

       (A) The General Partners are entitled to 10% of Net Cash Receipts available for distribution, subject to certain subordination levels following the termination of the offering. During June 1996, the General Partners received $694,783; $625,305 as its incentive management fee and $69,478 as its distributive share of Net Cash Receipts. From the inception of the offering through September 30, 1996 the General Partners' share of Net Cash Receipts totaled approximately $4,825,000 of which $3,863,000 was not paid.

       (B) In accordance with the Partnership Agreement, affiliates of the General Partners received sales commissions in connection with the sale of the mini-warehouse facilities.


4)     Subsequent Event

       In May, 1996 the Partnership sold all twenty-four of its mini-warehouse facilities. In October, 1996, the Partnership distributed $144,404 ($0.56 per Interest) to Limited Partners representing the final distribution of proceeds remaining from the sale. On October 31, 1996, the Partnership was dissolved and the Partnership's registration under Secuities and Exchange Act of 1934 was terminated.

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

1996 Compared to 1995

Due to the sale of the Partnership's mini-warehouse facilities, rental income, property operating expenses, depreciation and amortization expense and property management fees decreased for the quarter and nine months ended September 30, 1996 as compared to the same periods in 1995.

As a result of the investment of sale proceeds prior to distribution to partners, interest income on short-term investments increased for the nine months ended September 30, 1996 as compared to the same period in 1995, and decreased for the quarter ended September 30, 1996 as compared to the same period in 1995 due to the June, 1996 distribution to Partners of sales proceeds.

The Partnership incurred legal and other professional fees and printing and postage costs in connection with the tender offers during 1996. As a result administrative expenses increased for the nine months ended September 30, 1996 as compared to the same period in 1995. Administrative expenses decreased for the quarter ended September 30, 1996 as compared to the same period in 1995 due to reduced administrative requirements after the sale of the Partnership's mini-warehouse facilities in May, 1996.

Incentive management fees of $625,305 were earned by the General Partners during 1996 in accordance with the Partnership Agreement. See Note 3 of Notes to Financial Statements for further information.



Liquidity and Capital Resources

The cash position of the Partnership decreased by approximately $3,267,000 from December 31, 1995 to September 30, 1996. The Partnership's cash flow provided by operating activities of $776,000 was generated primarily by the operations of the mini-warehouse properties and interest income earned on the Partnership's short-term investments, which was partially offset by administrative expenses. Investing activities consisted primarily of net sale proceeds received totaling approximately $64,267,000 from the sale of the Partnership's mini-warehouse facilities. Financing activities included distributions to the Limited and General Partners of approximately $68,254,000.

In May, 1996 the Partnership sold to an unaffiliated third party all of its mini-warehouse facilities for a net cash sales price of $66,800,000. Sales proceeds were used to pay closing costs, including sales commissions of $2,004,000 paid to affiliates of the General Partners, totaling $2,533,255. The majority of the proceeds, together with working capital reserves, were distributed to Limited Partners in June 1996.

In October 1996, the Partnership paid $144,404 ($0.56 per Interest) to Limited Partners. This distribution represents the final distribution of sales proceeds. Including the October distribution, Limited Partners received distributions of Net Cash Receipts of $154.23 and Net Cash Proceeds of $253.29 totaling $407.52 per $250.00 Interest.

Pursuant to the Partnership Agreement, the General Partners are entitled to 10% of Net Cash Receipts available for distribution, subject to certain subordination levels. The Limited Partners received distributions equal to the subordination level for 1996 (distributions paid in July and October 1995, and January, April and June 1996). The General Partners received $694,783 in June, 1996 ($625,305 as its incentive management fee and $69,478 as its distributive share of Net Cash Receipts). From the inception of the offering through September 30, 1996 the General Partners' share of Net Cash Receipts totaled approximately $4,825,000 of which $3,863,000 was subordinated.

On October 31, 1996, the Partnership was dissolved and Partnership's registration under the Securities and Exchange Act of 1934 was terminated.

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

		 (27) Financial Data Schedule of the Registrant for the nine months ended September 30, 1996 is attached hereto.

	   (b)   Reports on Form 8-K:
		 There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

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




			By: /s/ Jayne Kosik
				Jayne Kosik,
				Chief Accounting and Financial Officer
				(Principal Accounting Officer) of Balcor
				Storage Partners-86, a General Partner




			By: /s/ James Pruett
				James Pruett,
				President and Director of Colonial
				Storage 86, Inc., a General Partner





			By: /s/ James N. Danford
				James N. Danford,
				Secretary/Treasurer (Principal Financial
				and Accounting Officer) of Colonial
				Storage 86, Inc., a General Partner


November 12, 1996